Form 10-Q
period 2022-06-30
TILT Holdings Inc.
filed 2022-08-15
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

TILT Holdings Inc.

(Exact name of registrant as specified in its charter)

British Columbia	83-2097293
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2801 E. Camelback Road #180
Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

(623) 887-4990

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 31, 2022, there were 331,954,896 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

TILT HOLDINGS INC.

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “TILT” refer to TILT Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD$” in this Quarterly Report on Form 10-Q refer to United States dollars, and all references to “C$” or “CAD$” refer to Canadian dollars.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and United States (“US”) securities laws (collectively, “forward-looking statements”). Such statements include, but are not limited to, statements with respect to expectations, projections, or other characterizations of future events or circumstances, and our objectives, goals, strategies, beliefs, intentions, plans, estimates, projections and outlook, including statements relating to our plans and objectives, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities. These statements are subject to certain risks, assumptions and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. The words “believe”, “plan”, “intend”, “estimate”, “expect”, “likely”, “potential”, “proposed,” “scheduled,” “forecast” or “anticipate”, and similar expressions, as well as future or conditional verbs such as “will”, “should”, “would,” “may”, “might” and “could” identify forward-looking statements.

Management of the Company has based the forward-looking statements on its current views with respect to future events and financial performance and has made assumptions and applied certain factors regarding, among other things: future product pricing; costs of inputs; the Company’s ability to successfully market its products to its anticipated clients; the Company’s reliance on its key personnel; certain regulatory requirements; the application of federal and state environmental laws; the impact of increasing competition; the ability to obtain additional financing on favorable terms; the receipt of applicable regulatory approvals; and the regulatory environments in which the Company operates. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s forward-looking statements are expressly qualified in their entirety by this cautionary statement. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose.

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened security by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on suppliers and skilled labor; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and on the operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to the Company’s securities being currently quoted on the OTCQX; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in Amendment No. 2 to the registration statement on Form 10 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “Form 10”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions which may have been used. Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented for the purposes of assisting readers in understanding our expected financial and operating performance and our plans and objectives and may not be appropriate for other purposes.

The forward-looking information and statements contained in this Quarterly Report on Form 10-Q represent our views and expectations as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$6,483	$4,221
Restricted cash	28,198	2,731
Trade receivables and others	30,007	32,393
Inventories	50,230	55,583
Loans receivable, current portion	2,444	2,453
Prepaid expenses and other current assets	2,325	2,732
Assets held for sale	500	500
Total current assets	120,187	100,613

Non-current assets
Property, plant and equipment, net	71,166	62,360
Right-of-use assets – finance, net	4,864	5,379
Right-of-use assets – operating, net	802	5,038
Investments	6,604	6,698
Intangible assets, net	121,418	128,770
Loans receivable	1,501	1,672
Deferred tax asset	9,402	—
Goodwill	63,877	70,545
Other assets	1,373	273
TOTAL ASSETS	$401,194	$381,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$49,930	$49,482
Warrant liability	644	2,394
Income taxes payable	1,052	—
Deferred revenue	3,757	5,177
Finance lease liability, current portion	1,016	955
Operating lease liability, current portion	130	731
Notes payable, current portion, net of discount	80,170	40,758
Total current liabilities	136,699	99,497

Non-current liabilities
Finance lease liability	4,798	4,927
Operating lease liability	770	5,319
Notes payable, net of discount	49,939	45,855
Deferred tax liability	—	85
TOTAL LIABILITIES	192,206	155,683

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 375,776,275 and 374,082,759 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	856,866	854,952
Additional paid-in capital	224,934	224,835
Warrants	952	952
Accumulated other comprehensive income	997	999
Accumulated deficit	(874,928)	(856,248)
Non-controlling interest	167	175
TOTAL SHAREHOLDERS’ EQUITY	208,988	225,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,194	$381,348

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net	$47,055	$48,469	$89,407	$95,286
Cost of goods sold	(36,110)	(35,580)	(69,109)	(68,852)
Gross profit	10,945	12,889	20,298	26,434

Operating expenses:
Wages and benefits	6,335	4,549	11,503	8,632
General and administrative	5,585	4,573	10,364	8,890
Sales and marketing	586	226	993	381
Share-based compensation	786	675	2,012	1,557
Depreciation and amortization	4,560	4,400	9,118	8,832
Impairment loss and loss on disposal of assets	6,669	—	7,366	—
Total operating expenses	24,521	14,423	41,356	28,292
Operating loss	(13,576)	(1,534)	(21,058)	(1,858)

Other (expense) income:
Interest income	56	(16)	74	587
Other income	4	24	7	68
Change in fair value of warrant liability	3,913	5,930	1,750	(7,986)
Gain (loss) on sale of assets	—	8	1	(59)
Unrealized loss on investment	(49)	(53)	(94)	(758)
Loan receivable losses	(504)	—	(1,021)	—
Loss on termination of lease	—	(74)	—	(333)
Interest expense, net	(3,796)	(2,320)	(6,577)	(4,775)
Foreign exchange loss	—	(35)	—	(35)
Total other (expense) income	(376)	3,464	(5,860)	(13,291)
(Loss) income from operations before income tax and non-controlling interest	(13,952)	1,930	(26,918)	(15,149)

Income taxes
Income tax benefit (expense)	6,898	(896)	8,230	(874)
Net (loss) income before non-controlling interest	(7,054)	1,034	(18,688)	(16,023)
Less: Net loss attributable to non-controlling interest	3	—	8	—
Net (loss) income attributable to TILT Holdings Inc.	$(7,051)	$1,034	$(18,680)	$(16,023)

Other comprehensive (loss) income
Net (loss) income	$(7,054)	$1,034	$(18,688)	$(16,023)
Foreign currency translation differences	(3)	(7)	(2)	(9)
Comprehensive (loss) income before non-controlling interest	(7,057)	1,027	(18,690)	(16,032)
Less: Net loss attributable to non-controlling interest	3	—	8	—
Comprehensive (loss) income attributable to TILT Holdings Inc.	$(7,054)	$1,027	$(18,682)	$(16,032)

Weighted average number of shares outstanding:
Basic	375,538,599	363,622,232	375,075,478	361,637,509
Diluted	N/A	461,116,729	N/A	N/A
Net (loss) income per common share attributable to TILT Holdings Inc.
Basic	$(0.02)	$0.00	$(0.05)	$(0.04)
Diluted	$—	$0.00	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Unaudited; Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - January 1, 2022	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	81	—	—	—	—	81
Issuance and vesting of restricted share units	1,220,468	888	—	—	—	—	—	888
Shares reserved for contingent consideration	—	257	—	—	—	—	—	257
Comprehensive loss for the year	—	—	—	—	1	(11,629)	(5)	(11,633)
Balance - March 31, 2022	375,303,227	$856,097	$224,916	$952	$1,000	$(867,877)	$170	$215,258
Share-based compensation	—	—	18	—	—	—	—	18
Issuance and vesting of restricted share units	473,048	508	—	—	—	—	—	508
Shares reserved for contingent consideration	—	261	—	—	—	—	—	261
Comprehensive loss for the period	—	—	—	—	(3)	(7,051)	(3)	(7,057)
Balance - June 30, 2022	375,776,275	$856,866	$224,934	$952	$997	$(874,928)	$167	$208,988

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - January 1, 2021	367,182,673	$851,851	$223,499	$6,757	$1,014	$(818,436)	$—	$264,685
Share-based compensation	—	—	625	—	—	—	—	625
Warrants exercised	567,000	149	—	—	—	—	—	149
Warrants reclassified to liability	—	—	—	(5,805)	—	(2,686)	—	(8,491)
Issuance and vesting of restricted share units	825,000	257	—	—	—	—	—	257
Comprehensive loss for the year	—	—	—	—	(2)	(17,057)	—	(17,059)
Balance - March 31, 2021	368,574,673	$852,257	$224,124	$952	$1,012	$(838,179)	$—	$240,166
Share-based compensation	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—
Warrants reclassified to liability	—	—	—	—	—	—	—	—
Issuance and vesting of restricted share units	—	—	—	—	—	—	—	—
Comprehensive loss for the period	—	—	—	—	(7)	1,034	—	1,027
Balance - June 30, 2021	368,574,673	$852,257	$224,124	$952	$1,005	$(837,145)	$—	$241,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Unaudited; Amounts Expressed in Thousands of United States Dollars)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(18,688)	$(16,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	94	758
Loss on termination of lease	—	333
Disposal expense and other	9	94
Depreciation and amortization	11,813	10,645
Amortization of operating lease right of use assets	483	639
Change in allowance for doubtful accounts	(119)	63
Non-cash interest income	(15)	(789)
Deferred tax	(9,487)	730
Share-based compensation	2,012	1,557
Accretion of debt discount	1,580	1,198
Change in fair value of financial instruments	(1,750)	7,986
Loan receivable losses	1,021	—
Impairment loss and loss on disposal of assets	7,366	—
Non-cash interest expense	2,195	1,695

Net change in working capital items:
Trade receivables and others, net	2,505	2,542
Inventories	5,353	(17,269)
Prepaid expenses and other current assets	(693)	381
Accounts payable and accrued liabilities	452	7,332
Income tax payable	1,052	(192)
Deferred revenue	(1,420)	986
Net cash provided by operating activities	3,763	2,666

Cash flows from investing activities:
Purchases of property, plant, and equipment	(13,979)	(1,742)
Proceeds from sale of property, plant and equipment	3	29
Repayment of loan receivable, net of advances	(826)	2,986
Net cash (used in) provided by investing activities	(14,802)	1,273

Cash flows from financing activities:
Payments on lease liability	(1,190)	(1,590)
Repayments on notes payable	(67,623)	(400)
Proceeds from notes payable	107,583	—
Proceeds from options and warrants exercised	—	173

Net cash provided by (used in) financing activities	38,770	(1,817)

Effect of foreign exchange on cash and cash equivalents	(2)	23

Net change in cash and cash equivalents and restricted cash	27,729	2,145

Cash and cash equivalents and restricted cash, beginning of year	6,952	8,859

Cash and cash equivalents and restricted cash, end of year	$34,681	$11,004

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Taunton financing transaction	$—	$199
Decreases to right of use assets related to Taunton financing transaction	$3,940	$—
Decreases to operating lease liability related to Taunton financing transaction	$4,454	$—
Decreases to property, plant, and equipment related to Taunton financing transaction	$514	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,075	$1,448
Cash paid for income taxes	$61	$818

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.Nature of Operations

TILT Holdings Inc. (“TILT” or the “Company”) is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation and production, TILT services brands and cannabis retailers across 37 states in the United States (“U.S.”), as well as Canada, Israel, Mexico, South America, and the European Union (“EU”).

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) (the “BCBCA”) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares (the “Common Shares”) are listed for trading on the NEO Exchange under the symbol “TILT.” In addition, the Common Shares are quoted on the OTCQX in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office address is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $18,682 during the six months ended June 30, 2022 and has an accumulated deficit as of June 30, 2022, of $874,928. As of June 30, 2022, the Company had negative working capital of $16,512 (compared to positive working capital of $1,116 as of December 31, 2021).  The negative working capital is related to the Company’s Senior Notes and Junior Notes becoming due within the next 12 months.

On May 16, 2022, through its subsidiary Commonwealth Alternative Care, Inc. (“CAC”), the Company completed the previously announced acquisition of a facility in Taunton, MA (the “Taunton Facility”). Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the Taunton Purchase, the “Massachusetts Transaction”) to Innovative Industrial Properties, Inc. (“IIP”). The purchase price for the property in the Massachusetts Sale was $40,000. The all-cash net proceeds of the Massachusetts Transaction of $25,466 will be used by the Company to pay down the outstanding corporate debt (Refer to Note 11 – Note Payable and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

In addition to the Massachusetts Transaction, the Company entered into a definitive purchase and sale agreement between TILT’s subsidiary, White Haven RE, LLC, and an affiliate of IIP, providing for the sale and leaseback of TILT’s cultivation and production facility in White Haven, PA (the “Pennsylvania Transaction”) in exchange for $15,000 cash (Refer to Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

The Company expects that the proceeds from the Massachusetts Transaction and Pennsylvania Transaction will be sufficient to completely address its debt maturities occurring in November 2022 and a portion of its April 2023 maturities and remains in discussions with senior and junior noteholders to finalize the future debt structure of the Company in order to achieve an improved capital structure with extended maturities. The Company’s liquidity will depend, in large part, on its success with these discussions and/or its ability to raise additional capital to address its remaining April 2023 debt maturities, generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

Based on the Company’s operating plans for the next 12 months which include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments, (ii) reducing production costs as a result of maturing efficiencies in cannabis operations, (iii) reducing supply chain costs, (iv) increasing cash inflows from the 2022 activation of a medical dispensary license, (v) increasing cash inflows from the monetization of certain assets, (vi) obtaining other financings as necessary and (vii) refinancing of debt obligations and extension of maturities with banking partners and note holders, the Company believes that it has adequate resources to fund the operations during the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

All dollar amounts expressed in thousands, except per share amounts

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the six months ended June 30, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles ("U.S. GAAP") for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the "Financial Statements") include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Form 10, as filed with the SEC and with the relevant Canadian securities regulatory authorities under its profile on SEDAR. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2022. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the periods ended June 30, 2022 and 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which includes Jupiter Research, LLC (“Jupiter”), JJ Blocker Co., and subsidiaries (collectively, “Blocker”), Baker Technologies, Inc., and subsidiaries (collectively, “Baker”), and the businesses acquired in 2021 described below.

On March 15, 2021, TILT acquired all assets and assumed all liabilities of Standard Farms Ohio, LLC (“Standard Farms OH”), a medical cannabis provider focused on cultivation processing and CO2 extraction for the State of Ohio’s operating dispensaries. The acquisition of Standard Farms OH (the “Standard Farms OH Acquisition”) further expands the Company’s footprint into a new market, thus providing access to additional customers.  Operations of the acquired business are included in the accompanying condensed consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for periods subsequent to the acquisition date.

All dollar amounts expressed in thousands, except per share amounts

On August 24, 2021, TILT acquired 100% of the Class A membership interests in Standard Farms New York, LLC (“SFNY”) through its newly formed wholly owned subsidiary SFNY Holdings, Inc. The acquisition of SFNY allowed for the Company to enter into a joint venture with Conor Green Consulting, LLC (“Conor Green”), under the newly formed entity CGSF Group, LLC (“CGSF”) with SFNY holding a 75% interest in CGSF. The acquisition of membership interest in both SFNY and CGSF, through the Company’s subsidiary SFNY Holdings, Inc., expanded the Company’s presence into a new market as the joint venture was formed for the express purpose of creating a partnership with the Shinnecock Indian Nation (“Shinnecock” or the “Nation”) to establish vertical cannabis operations on their tribal territory on Long Island, New York.  Operating results of the acquired entity are included in the accompanying condensed consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for periods subsequent to the acquisition date.

All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the Company's prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company is presenting certain security deposits of $273 in other assets in the condensed consolidated balance sheet as of December 31, 2021, which were previously included in prepaid expenses and other current assets.

Use of Estimates

The preparation of these condensed consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $28,198 and $2,731 in restricted cash as of June 30, 2022 and December 31, 2021, respectively. Included in restricted cash as of June 30, 2022 was $25,466 of cash held by an escrow agent in connection with the completion of the Taunton Facility transaction (as described in Note 11 — Notes Payable and Note 12 — Leases). This cash was reserved to pay down outstanding corporate debt. Also included in restricted cash was $1,432 of interest reserves as of both June 30, 2022 and December 31, 2021, respectively. This cash is reserved for payment of interest on the Senior Notes (as described in Note 11 — Notes Payable) and will be used to pay interest at the escrow agent’s discretion.

Estimated Useful Lives and Depreciation of Property, Plant and Equipment

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Depreciation is provided on a straight-line basis over the following estimated useful lives:

Machinery and equipment	3 – 10 years
Furniture and fixtures	3 – 7 years
Autos and trucks	5 years
Buildings, leasehold and land improvements	5 – 40 years
Greenhouse-agricultural structure	7 – 15 years
Construction in progress	Not depreciated
Property not in service	Not depreciated

All dollar amounts expressed in thousands, except per share amounts

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. Leasehold and land improvements are amortized over the shorter of either useful life or term of the lease. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the consolidated statements of operations and comprehensive loss.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board (“FASB”), the Association of International Certified Professional Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued an accounting standards update (“ASU”) 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the recognition of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, revises the derivatives scope exception, and makes targeted improvements to the related earnings per share guidance. ASU 2020-06 became effective for the Company in the first quarter of 2022. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies whether an issuer should account for a modification or an exchange of freestanding equity-classified written calls options that remain equity classified after modification or exchange as (1) an adjustment to equity and if so, the related earnings per share effects, if any,  or (2) an expense, and if  so, the manner and pattern of  recognition. ASC 2021-04 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) : Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with Topic 606 (Revenue from Contracts with Customers) as if the entity had originated the contracts. ASU 2021-08 is effective for the Company beginning January 1, 2023. The Company will consider adopting this ASU and the effects of adoption on the Company’s consolidated financial statements when it next completes a business combination.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. We have not yet applied any of the expedients and exceptions and do not expect this guidance to have a material impact on our consolidated financial statements.

All dollar amounts expressed in thousands, except per share amounts

3.Fair Value Measurements

A number of the Company’s accounting policies and disclosures require the measurement of fair values, for both financial and non-financial assets and liabilities. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of June 30, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,483	$—	$—
Restricted cash	28,198	—	—
Investments	8	—	6,596
Warrant liability	—	—	644
Total	$34,689	$—	$7,240

	As of December 31, 2021
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,221	$—	$—
Restricted cash	2,731	—	—
Investments	102	—	6,596
Warrant liability	—	—	2,394
Total	$7,054	$—	$8,990

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the significant assumptions used in the determining the fair value of the warrant liability as of June 30, 2022:

Exercise price	$0.26 - $0.30
Risk free interest rate	1.06%
Expected Share Price Volatility	67% - 69%
Expected Life of Warrant (years)	0.58 - 0.83

During the three months ended June 30, 2022 and 2021, the Company recorded a gain of $3,913 and $5,930, respectively, on the change in fair value of the warrant liability. During the six months ended June 30, 2022 and 2021, the Company recorded a gain of $1,750 and a loss of $7,986, respectively, on the change in fair value of the warrant liability. These gains and losses are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The carrying amount of the Company’s term loan approximates its fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 2 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. The carrying amounts of all financial assets and liabilities, other than notes payable and loans receivables, approximate their fair values. There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

As a result of missed forecasts for Jupiter, the Company conducted additional testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its estimated recoverable amount and recorded a $6,668 goodwill impairment charge for the six months ended June 30, 2022.  The following table summarizes the goodwill activity for the six months ended June 30, 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(6,668)
Balance, June 30, 2022	$63,877

See Note 8 — Goodwill for additional information.

4.Inventory

The Company’s inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Raw Material - cannabis plants	$2,436	$3,206
Raw Material - other materials	873	1,116
Work in progress	9,437	6,327
Finished goods	35,310	43,776
Supplies and accessories	2,174	1,158
Total Inventory	$50,230	$55,583

All dollar amounts expressed in thousands, except per share amounts

5.Property, Plant and Equipment

The property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Land	$6,434	$169
Land improvements	461	460
Machinery & equipment	12,583	12,450
Furniture & fixtures	788	788
Buildings	51,962	6,845
Greenhouse - Agricultural structure	8,196	8,195
Leasehold improvements	7,870	46,587
Construction in progress	3,112	3,391
Autos & trucks	256	214
Total cost	91,662	79,099
Less: accumulated depreciation	(20,496)	(16,739)
Total property, plant and equipment	$71,166	$62,360

During the three months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $1,994 and $1,472, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $3,946 and $2,875, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended June 30, 2021, the Company recorded a gain on disposal of assets of $8. During the six months ended June 30, 2022 the Company recorded a gain on disposal of asset of $1. During the six months ended June 30, 2021, the Company recorded a loss on disposal of assets of $59. These gains and losses are included in gains (losses) on sale of assets in the condensed consolidated statements of operations and comprehensive loss.

In connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the six months ended June 30, 2022, the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

On May 16, 2022, the Company purchased a facility located in Taunton, MA (the “Taunton Facility”) as described in Note 12 — Leases. As a result, $6,266 of land and $6,268 of building was recognized.

6.Investments

The Company’s investments included the following:

Investment	June 30, 2022	December 31, 2021
Investment in HERBL, Inc.	$6,400	$6,400
Investment in Big Toe Ventures LLC	196	196
Investment in Akerna Corp.	8	102
Total Investments	$6,604	$6,698

The Company recorded the investments in HERBL, Inc. and Big Toe Ventures LLC in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company has not applied impairment or price adjustments to the original cost through June 30, 2022.

All dollar amounts expressed in thousands, except per share amounts

During the three months ended June 30, 2022 and 2021 the Company recorded an unrealized loss on investment of $49 and $53, respectively, from the investment in Akerna Corp. (“Akerna”). For the six months ended June 30, 2022 and 2021 the Company recorded an unrealized loss on investment of $94 and $758, respectively. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

7.Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	June 30, 2022	December 31, 2021
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	17,891	17,890
Management agreements	926	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	176,423	176,422
Less: Accumulated amortization	(55,005)	(47,652)
Total intangible assets, net	$121,418	$128,770

_____________

(1)	License rights include indefinite-lived intangible assets, which pertain to licenses for cultivation and processing, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and 2020 filed with the Form 10 for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the three months ended June 30, 2022 and 2021, was $3,677 and $3,651, respectively. Amortization expense for the six months ended June 30, 2022 and 2021, was $7,353 and $7,303, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2022:

Estimated
Years ended December 31,	amortization
Remainder of 2022	$7,172
2023	13,056
2024	13,056
2025	13,056
2026	12,899
Thereafter	44,268
$103,507

8.Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms	Farms OH	Total
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(6,668)	-	—	(6,668)
Balance, June 30, 2022	$56,678	$5,819	$1,380	$63,877

All dollar amounts expressed in thousands, except per share amounts

During the six months ended June 30, 2022, the Company conducted additional testing of its goodwill related to Jupiter by assessing if the carrying value for the Jupiter reporting unit exceeds its fair value.

The recoverable amount for Jupiter was based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of the fair value of each reporting unit include management’s projections of future cash flows for a five-year period, as well as a terminal value, growth rate and discount rate based on the estimated weighted average cost of capital, that incorporates the risks specific to the reporting units.

The following table details the key assumptions used in determining the recoverable amount as of June 30, 2022:

Jupiter
Balance, June 30, 2022
Terminal value growth rate	3.0%
Discount rate	22.5%
Projected revenue growth rate*	9.9%
Fair value	$166,957

*Projected revenue growth rate averaged over the next ten years

Based on the test results for Jupiter, the carrying amount of the reporting unit exceeded its estimated recoverable amount by $6,668 as of June 30, 2022. Consequently, an impairment loss was recorded for goodwill.

9.Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	June 30, 2022	December 31, 2021
Teneo Fund SPVi LLC note – Interest rate of 18.0% per annum, due on June 1, 2023	$5,911	$5,911
Pharma EU, LLC note - Interest rate of 12.0%, due December 31, 2020	1,410	1,410
A&R note - No interest rate, due December 31, 2022	710	714
SSZ and Elev8 note - Interest rate of 8.0% per annum, due on October 8, 2030	1,002	1,002
Pure Hana Synergy note - Interest rate of 10.0% per annum, due August 1, 2022	224	224
Little Beach Harvest note - Interest rate of 9.0% per annum, due August 24, 2036	1,268	423
Total loans receivable	$10,525	$9,684
Less allowance for expected credit losses	(6,580)	(5,559)
Loans receivable, net of expected credit losses	3,945	4,125
Less current portion of loan receivable	(2,444)	(2,453)
Loans receivable, long-term	$1,501	$1,672

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in Accounting Standards Codification (“ASC) 326. A financial asset is considered credit impaired when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the six months ended June 30, 2022, the Company recorded an additional $1,021 of allowance for expected credit losses due to revised collectability estimates.

All dollar amounts expressed in thousands, except per share amounts

Current expected credit losses (“CECLs”) are measured by the Company on a probability-weighted basis based on historical experience with losses and forward-looking information, which includes considerations of ongoing legal and regulatory developments in the industry. Loss given default parameters utilized by the Company in estimating CECL generally reflect the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. Given the repayment profile and underlying terms of such loans, CECLs are generally estimated over the contractual term of the loan.

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECLs:

	As of June 30, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$8,891	$(5,511)	$3,380
Third party guarantee	1,410	(882)	528
No collateral	224	(187)	37
Net loans receivable	$10,525	$(6,580)	$3,945

	As of December 31, 2021
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$8,050	$(4,556)	$3,494
Third party guarantee	1,410	(882)	528
No collateral	224	(121)	103
Net loans receivable	$9,684	$(5,559)	$4,125

10.Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	June 30, 2022	December 31, 2021
Accounts payable	$40,246	$37,777
Accrued interest expense	2,890	2,752
Accrued payroll	2,896	2,951
Other current payables/liabilities	3,898	6,002
Total accounts payable and accrued liabilities	$49,930	$49,482

11.Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	June 30, 2022	December 31, 2021
Taunton Financing Liability– Interest rate of 12.8% per annum, due on May 15, 2042	$39,681	$—
Asset-based Revolving Facility – Interest rate of 8.25% as of June 30, 2022, due on July 21, 2023	9,908	9,575
Senior Notes – Interest rate of 8.0% per annum, due on November 4, 2022	35,700	33,830
Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	44,691	43,697
Other loans and borrowings	350	350
Total debt	130,330	87,452
Less: Debt issuance costs	(221)	(839)
Total debt, net	$130,109	$86,613

_____________

(1)	The Asset-based Revolving Facility initially matures on July 21, 2023 and automatically renews for successive one-year terms unless terminated by the Company or the lender.

All dollar amounts expressed in thousands, except per share amounts

Taunton Financing Liability

During the six months ended June 30, 2022, in connection with the Taunton Facility transactions (as defined in Note 12 — Leases), the Company entered into a $40,000 financing liability (the “Taunton Financing Liability”). The Taunton Financing Liability bears interest at 12.8% and matures on May 15, 2042, with two five-year extension options.

Future maturities of all notes payable as of June 30, 2022 are as follows:

Year ended December 31,	Amount
Remainder of 2022	$43,990
2023	46,088
2024 and thereafter	40,031
Total	$130,109

12.Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$203	$270	$483	$541
Finance lease cost:
Amortization of lease assets	257	233	514	466
Interest on lease liabilities	117	119	239	242
Finance lease costs	374	352	753	708
Total lease cost	$577	$622	$1,236	$1,249

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	June 30, 2022	December 31, 2021
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	5.49 years	5.98 years

The maturity of the contractual undiscounted lease liabilities as of June 30, 2022 is as follows:

Year ended December 31,	Finance	Operating
Remainder of 2022	$715	$97
2023	1,452	196
2024	1,489	183
2025	1,212	168
2026	926	173
Thereafter	1,295	317
Total undiscounted lease liabilities	7,089	1,134
Interest on lease liabilities	(1,275)	(234)
Total present value of minimum lease payments	5,814	900
Lease liability - current portion	(1,016)	(130)
Lease liability	$4,798	$770

All dollar amounts expressed in thousands, except per share amounts

On May 16, 2022, the Company, through its subsidiary Commonwealth Alternative Care, Inc. (“CAC”), completed the acquisition of the Taunton Facility for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to Innovative Industrial Properties, Inc. (“IIP”) for $40,000 cash consideration and entered into a long-term lease for the Taunton Facility with a term of 20 years, with two 5-year extensions exercisable at the Company’s discretion. CAC anticipates no disruption to its operations as a result of these transactions.

The early lease termination and acquisition of the Taunton Facility resulted in derecognizing an ROU asset balance of $3,940, and lease liability balance of $4,454; and recognizing land and building balances of $6,276 and $6,278, respectively. The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000, see Note 11 – Notes Payable for the note payable terms.

Of the cash proceeds from IIP used to pay the Taunton Facility purchase price, $25,466 was remitted to an escrow account as a compensating balance to the note payable and the remaining proceeds were used to pay transaction expenses.

13.Shareholders’ Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of Jimmy Jang, L.P. (“JJ LP”), a subsidiary of TILT, are exchangeable for one Common Share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the three and six months ended June 30, 2022 and 2021, there were no LP Units of JJ LP converted to Common Shares. As of June 30, 2022 and December 31, 2021, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

Warrants

The Company did not issue any warrants during the three and six months ended June 30, 2022 and 2021.

The following table summarizes the warrants that remain outstanding as of June 30, 2022:

	Exercise	Number of
Security issued	price (CAD$)	warrants	Expiration date
Warrants issued as part of debt offering	0.33	45,249,520	November 1, 2022
Warrants issued as part of debt offering	0.39	18,360,000	November 20, 2022
Consultant warrants	0.53	750,000	November 22, 2022
Consultant warrants	0.33	500,000	January 28, 2023
Founders separation warrants	1.05	9,045,691	September 30, 2024
		73,905,211

A rollforward of warrant activity for the six months ended June 30, 2022 is as follows:

		Weighted-
	Number of	average
Warrants	warrants	exercise price
Balance as of January 1, 2022	73,905,211	CAD$ 0.44
Exercised	—	—
Balance as of June 30, 2022	73,905,211	CAD$ 0.44

All dollar amounts expressed in thousands, except per share amounts

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “Plan”), the Company has reserved 60,000,000 Common Shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or a committee of the Board. “Award” is defined in the Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of January 1, 2022	3,627,081	$0.37
Issued	40	0.23
Forfeited	(214,993)	0.35
Vested	(993,476)	0.33
Unvested as of June 30, 2022	2,418,652	$0.39

The Company did not issue any RSUs for the three and six months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, the Company recorded $163 and $195 of net share-based compensation relating to RSUs, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $425 and $451 of net share-based compensation relating to RSUs, respectively.

The Company recorded additional share-based compensation expense of $260 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $518 and $0 for the six months ended June 30, 2022 and 2021, respectively, relating to the contingent consideration for milestone payments relating to projects of its joint venture in CGSF.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share options	Weighted-		Weighted-average
	common	average		remaining contractual
Share options	shares	exercise price		life (yrs)
Balance as of January 1, 2022	16,573,380	US$	0.63	5.39
Forfeited	(4,368,802)	US$	0.90	—
Balance as of June 30, 2022	12,204,578	US$	0.56	6.05

For the three months ended June 30, 2022 and 2021, the Company recorded $18 and $480, respectively, of net share-based compensation related to these options. For the six months ended June 30, 2022 and 2021, the Company recorded $98 and $1,106, respectively, of net share-based compensation related to these options.

The following table summarizes the share options that remain outstanding as of June 30, 2022:

	Number of	Exercise		Options
Security issuable	share options	price	Expiration date	exercisable
Legacy employees	190,000	US$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	7,931,980	US$ 0.30-0.48	July 28, 2028 - December 1, 2030	4,775,139
Other employee grants	4,082,598	US$ 0.41-3.96	July 28, 2022 - November 21, 2029	4,082,598
Total	12,204,578			9,047,737

All dollar amounts expressed in thousands, except per share amounts

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2022	11,804,498	$0.31
Issued	—	—
Forfeited	(151,368)	0.20
Vested	(700,000)	0.51
Unvested as of June 30, 2022	10,953,130	$0.29

The Company did not grant PSUs for the three and six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded $345 and $0 of net share-based compensation relating to PSUs, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $971 and $0 of net share-based compensation relating to PSUs, respectively.

A summary of the PSU awards granted containing market conditions is as follows:

PSU Grant Dates	Close Price on Grant Date	Expiration Date	Outstanding (#)
June 18, 2021	$0.4941	December 31, 2024	7,487,351
September 30, 2021	$0.3875	December 31, 2024	2,367,772
December 19, 2021	$0.2263	December 31, 2024	549,375
Total			10,404,498

14.Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021:

Loss per share	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss) attributable to TILT	$(7,051)	$1,034	$(18,680)	$(16,023)
Weighted-average number of shares and units outstanding - basic	375,538,599	363,622,232	375,075,478	361,637,509
Weighted-average number of shares and units outstanding - diluted	N/A	461,116,729	N/A	N/A
Income (loss) per share - basic	$(0.02)	$0.00	$(0.05)	$(0.04)
Income (loss) per share - diluted	$-	$0.00	$-	$-

Diluted loss per share for the three and six months ended June 30, 2022 and the six months ended June 30, 2021 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15.Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income (loss) before income taxes	$(13,952)	$1,930	$(26,918)	$(15,149)
Income tax benefit (expense)	6,898	(896)	8,230	(874)
Effective tax rate	49%	46%	31%	6%

All dollar amounts expressed in thousands, except per share amounts

The Company is treated as a U.S. corporation under Section 7874 of the IRC and is expected to be subject to U.S. federal, state and local income tax. However, the Company is expected, regardless of any application of Section 7874 of the U.S. tax code, to be treated as a Canadian resident Company for Canadian income tax purposes. Due to the organizational structure and multinational operations, the Company is subject to taxation in U.S. federal, state and local and Canadian jurisdictions.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The Company’s U.S. income tax attributes are potentially subject to annual limitations resulting from equity shifts that constitute an ownership change as defined by IRC Section 382. Any potential annual limitations resulting from an equity shift that constitutes an ownership change under IRC Section 382 could result in additional limitation of the realization of U.S. federal, state and local income tax attributes.

16.Related Party Transactions

The Company has a payable of $26,105 and $25,519 as of June 30, 2022 and December 31, 2021, respectively, to the Company’s former Chief Executive Officer for his portion of the amounts payable in connection with the Jupiter acquisition. Of this amount, $22,122 and $21,263 is included in notes payable and $3,982 and $3,895 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The payable is due on April 1, 2023, with $22,122 of the total payable bearing interest at 8.0% and $3,982 of the payable bearing interest at 10.0%.

The Company has a payable to a current member of the Board of $1,747 and $1,670 as of June 30, 2022 and December 31, 2021, respectively. The payable bears interest at 8.0%, is due on November 4, 2022, and is included in notes payable in the condensed consolidated balance sheets.

The Company also has a payable of $1,080 and $1,032 as of June 30, 2022 and December 31, 2021, respectively, that is payable to a company partially owned and managed by a current member of the Board. The payable bears interest at 8.0%, is due on November 4, 2022, and is included in notes payable in the condensed consolidated balance sheets.

In relation to its joint venture in SFNY, the Company has a payable of $350 due to Conor Green as of June 30, 2022. No amount was due to SFNY as of December 31, 2021. The payable does not bear interest, has no defined due date, and is included in notes payable in the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

17.Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in Note 9 — Loans Receivable. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2022	$217
2023	450
2024	463
2025	477
2026	492
2027 and thereafter	1,028
Total	$3,127

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

On July 14, 2020, the Company was served with a claim filed in the Ontario Superior Court of Justice against it and certain of its former directors and officers. The plaintiff claimed and sought to claim on behalf of a proposed class, an unspecified amount of damages for alleged misrepresentations made by the defendants about the Company’s business in its public disclosure during the proposed class period of October 12, 2018 to May 1, 2019. Prior to any hearings in the matter, the parties reached a settlement of the proposed class action. The settlement was approved by the Ontario Superior Court of Justice, on behalf of a defined certified class of investors, by Order dated November 29, 2021. The plan for the distribution of the settlement funds is ongoing.

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to certain Baker matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020, the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM.  After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company.  At a mediation held on June 24, 2022, the parties agreed on a settlement which is currently in the process of being documented.  The amount reserved for settlement is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is currently set to close at the end of October 2022.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. This lawsuit is presently in the discovery phase. Jupiter, through its counsel, has analyzed the claims and is vigorously defending the lawsuit. Jupiter has also filed an Inter Partes Review (“IPR”) as AIA Review No.:IPR2022-00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. A request was also filed by Jupiter to suspend the lawsuit while the IPR is being considered as it may invalidate the relevant patent claims and preclude any need to continue the suit.

18.Reportable Segments and Revenue

The Company operates in four reportable segments: cannabis segment (SVH, Standard Farms, LLC (“Standard Farms PA”), Standard Farms OH and Baker), accessories (Jupiter), corporate, and other (White Haven, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories includes the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	For the three months ended June 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,223	$35,084	$—	$—	$47,307
Inter-segment revenue	—	(252)	—	—	(252)
Net revenue	$12,223	$34,832	$—	$—	$47,055
Share-based compensation	—	—	525	261	786
Depreciation and amortization	647	3,709	13	191	4,560
Wages and benefits	1,719	1,252	3,364	—	6,335
Impairment loss	—	6,669	—	—	6,669
Interest expense	601	602	2,593	—	3,796
Loan receivable losses	—	—	504	—	504
Net income (loss)	(1,940)	(11,048)	6,103	(169)	(7,054)

All dollar amounts expressed in thousands, except per share amounts

	For the three months ended June 30, 2021
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$10,005	$38,841	$—	$—	$48,846
Inter-segment revenue	—	(377)	—	—	(377)
Net revenue	$10,005	$38,464	$—	$—	$48,469
Share-based compensation	—	—	675	—	675
Depreciation and amortization	541	3,676	17	166	4,400
Wages and benefits	747	1,233	2,569	—	4,549
Impairment loss	—	—	—	—	—
Interest expense	57	41	2,222	—	2,320
Loan losses	—	—	—	—	—
Net loss	440	(1,619)	2,242	(29)	1,034

	For the six months ended June 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$23,482	$66,708	$—	$—	$90,190
Inter-segment revenue	—	(783)	—	—	(783)
Net revenue	$23,482	$65,925	$—	$—	$89,407
Share-based compensation	—	—	1,494	518	2,012
Depreciation and amortization	1,295	7,409	27	387	9,118
Wages and benefits	3,251	2,420	5,832	—	11,503
Impairment loss	697	6,669	—	—	7,366
Interest expense	688	840	5,049	—	6,577
Loan losses	—	—	1,021	—	1,021
Net loss	(3,161)	(15,749)	723	(501)	(18,688)

	For the six months ended June 30, 2021
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$21,739	$74,142	$—	$—	$95,881
Inter-segment revenue	—	(595)	—	—	(595)
Net revenue	$21,739	$73,547	$—	$—	$95,286
Share-based compensation	—	—	1,557	—	1,557
Depreciation and amortization	1,101	7,343	67	321	8,832
Wages and benefits	1,561	2,413	4,658	—	8,632
Interest expense	451	84	4,240	—	4,775
Net income (loss)	2,423	(3,182)	(15,205)	(59)	(16,023)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and six months ended June 30, 2022 and 2021, respectively:

	For the three months ended June 30, 2022
	US	Canada	Other	Total
Revenue	$43,370	$3,585	$100	$47,055
Gross profit	9,963	940	42	10,945

	For the three months ended June 30, 2021
	US	Canada	Other	Total
Revenue	$45,315	$3,087	$67	$48,469
Gross profit	11,390	1,471	28	12,889

All dollar amounts expressed in thousands, except per share amounts

	For the six months ended June 30, 2022
	US	Canada	Other	Total
Revenue	$83,277	$5,880	$250	$89,407
Gross profit	18,590	1,609	99	20,298

	For the six months ended June 30, 2021
	US	Canada	Other	Total
Revenue	$89,811	$5,326	$149	$95,286
Gross profit	24,641	1,731	62	26,434

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis  of financial condition and results of operations (“MD&A”) in conjunction with our audited consolidated financial statements for the years ended December 31, 2021, and 2020, and unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022, and 2021, which are included in the Form 10, which was filed with the SEC on June 29, 2022 and on SEDAR at www.sedar.com. Additionally, you should read our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Item 1A. "Risk Factors" of the Form 10. Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

All dollar amounts presented in this MD&A are presented in thousands of U.S. dollars (“USD$”, “$”, or “US$”), except per share amounts, unless otherwise indicated.

Overview

The Company was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) (“BCBCA”) pursuant to a Certificate of Continuance dated November 14, 2018. The Company’s head office is located in Phoenix, Arizona and its registered office is located in Vancouver, British Columbia.

The Company operates through two business divisions: inhalation technology and cannabis. The inhalation technology division encompasses the Jupiter Research LLC (“Jupiter”) business, through which the Company sells vape and accessory products and services across 37 states in the United States, as well as Canada, Israel, South America and the European Union. The cannabis division includes operations in Massachusetts at Commonwealth Alternative Care (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio, LLC (“Standard Farms OH”).

Through the Company’s CAC operations, the Company operates a vertically integrated marijuana facility in Taunton, Massachusetts, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales and a dispensary, also dually licensed for both medical and adult-use retail sales, in Brockton, Massachusetts. CAC has another dispensary built out but not yet operating in Cambridge, Massachusetts. Through these operating facilities the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

Through the Company’s Standard Farms PA operations in White Haven, Pennsylvania, the Company produces medical cannabis products including vape cartridges, flower, capsules, oil syringes and tinctures, which are sold via wholesale to Pennsylvania customers.

Through the Company’s Standard Farms OH facility outside Cleveland, Ohio, the Company produces high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles, which are then sold and distributed throughout Ohio via wholesale to other licensed cannabis businesses.

All dollar amounts expressed in thousands, except per share amounts

Recent Developments

On May 16, 2022, through its subsidiary CAC, the Company completed the previously announced acquisition of the Taunton Facility. Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the Taunton Purchase, the “Massachusetts Transaction”) to Innovative Industrial Properties, Inc. (“IIP”). The purchase price for the property in the Massachusetts Sale was $40,000. The all-cash net proceeds of the Massachusetts Transaction of  $25,466 will be used by the Company to pay down the outstanding corporate debt. Concurrent with the closing of the Massachusetts Sale, IIP entered into a long-term, triple-net lease agreement for the property with CAC for a term of 20 years, with two 5-year extensions exercisable at the tenant’s discretion. CAC anticipates no disruption to its operations as a result of the transaction. In addition to the Massachusetts Transaction, the Company entered into a definitive purchase and sale agreement between TILT’s subsidiary, White Haven RE, LLC, and an affiliate of IIP, providing for the sale and leaseback of TILT’s cultivation and production facility in White Haven, PA (the “Pennsylvania Transaction”) in exchange for $15,000 cash. In accordance with the terms of the Pennsylvania Transaction, TILT’s subsidiary, Standard Farms PA, will also execute a long-term, triple-net lease agreement. The term lease agreement will be 20 years, with two 5-year extensions exercisable at the tenant’s discretion. Standard Farms PA anticipates no disruption to its operations as a result of the transaction. The Pennsylvania Transaction is subject to various closing conditions, including standard property/title inspections and appraisals. On May 26, 2022, the Company signed an amendment to the agreement to allow the Company and IIP to extend the end of the investigational period of the transaction contemplated to a date that was on or before June 17, 2022. On June 17, 2022, the Company signed a second amendment to allow the Company and IIP to extend the end of the investigational period of the transaction contemplated to a date that is on or before September 30, 2022.

On June 9, 2022, the Company announced its subsidiary, CAC, had been approved by the CCC to receive a Final License at its forthcoming Cambridge dispensary, for the medical use of marijuana. The Company expects to receive post final inspection approval from the CCC to commence medical cannabis retail sales in August 2022.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” of the Form 10 filed with the SEC and on SEDAR at www.sedar.com, for discussions of other risks that may affect the Company.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the six months ended June 30, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

All dollar amounts expressed in thousands, except per share amounts

Results of Operations

The Company reports the results of operations of its affiliates and subsidiaries from the date that control commences, either through the purchase of the business or control through a management agreement. The following selected financial information includes only the results of operations after the Company established control of affiliates and subsidiaries. Accordingly, the information included below may not be representative of the results of operations of such affiliates or subsidiaries had their results of operations been included for the entire reporting period.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues, net	$47,055	$48,469	$89,407	$95,286
Cost of goods sold	(36,110)	(35,580)	(69,109)	(68,852)
Gross profit	10,945	12,889	20,298	26,434
Operating loss	(13,576)	(1,534)	(21,058)	(1,858)
Total other income (expense)	(376)	3,464	(5,860)	(13,291)
Income (loss) from operations before income tax and non-controlling interest	(13,952)	1,930	(26,918)	(15,149)
Net income (loss) before non-controlling interest	(7,054)	1,034	(18,688)	(16,023)
Net income (loss) attributable non-controlling interest	3	-	8	-
Net income (loss) attributable to TILT Holdings Inc.	(7,051)	1,034	(18,680)	(16,023)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

Revenue represents the amount the Company expects to receive for goods and services in its contracts with customers, net of discounts and sales taxes. The Company’s revenue is derived from the following:

Sale of Goods — Vaporization and Inhalation Devices:

Revenue from the wholesale sales of accessories is recognized when the Company transfers control and satisfies its performance obligations on wholesale sales of accessories. Revenue is recognized from product sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery, depending on the terms of sale with the customer.

Sale of Goods — Cannabis:

Revenue from the direct sale of goods to customers for a fixed price is recognized when the Company transfers control of the goods to the customer. The Company transfers control and satisfies its performance obligations on retail sales upon delivery and acceptance from the customer. For dispensary sales, this occurs at the point of sale at the dispensary. The Company satisfies its performance obligation on wholesale sales when goods are delivered to the customer.

Revenue for the three months ended June 30, 2022 was $47,055, down from $48,469 for the three months ended June 30, 2021, reflecting a year-over-year decrease of $1,414 or 3%. The decrease was primarily attributable to Jupiter which decreased revenue by $3,632 or 9%, mainly driven by lower sales volume as slowdowns in retail vaporizer sales in major markets has affected the cadence of repurchases by certain larger Jupiter customers. Price decreases in certain product lines relative to the prior year also impacted year-over-year revenue in the inhalation technology division. Partially offsetting Jupiter’s revenue decrease, revenue in cannabis operations for the three months ended June 30, 2022 increased by $2,218 or 22% year-over-year, primarily in Massachusetts operations driven mainly by retail sales, following the activation of two adult-use licenses in November and December 2021. Additionally, brand partner revenue in Massachusetts, Pennsylvania and Ohio cannabis operations grew year-over-year, as the Company continues its strategy of introducing and supporting partner brands in the cannabis markets in which it operates.

All dollar amounts expressed in thousands, except per share amounts

Cost of Goods Sold, Gross Profit and Gross Margin

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

Cost of goods sold for the three months ended June 30, 2022 was $36,110, up from $35,580 for the three months ended June 30, 2021 reflecting a year-over-year increase of $530 or 1%, driven by increased sales volume in cannabis operations, partially offset by decreased sales volume at Jupiter.

The Company’s gross profit for the three months ended June 30, 2022 was $10,945, down from $12,889 for the three months ended June 30, 2021, which reflects a year-over-year decrease of $1,944 or 15%. Gross margin was 23% and 27% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit was mainly due to decreased revenue year-over-year at Jupiter, while the contraction in gross margin was primarily due to a difference in pricing in certain Jupiter product lines and in wholesale cannabis operations.

Total Operating Expenses

Total operating expenses primarily consists of costs incurred at the Company’s corporate offices, share-based compensation, personnel costs including wages and employee benefits, professional service costs including accounting and legal expenses, rental costs associated with certain of the Company’s offices and facilities, insurance expenses, costs associated with advertising and marketing the Company’s products and other general and administrative expenses which support the Company’s business.

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,	June 30,
	2022	2021
Wages and benefits	$6,335	$4,549
General and administrative	5,585	4,573
Sales and marketing	586	226
Share-based compensation	786	675
Depreciation and amortization	4,560	4,400
Impairment loss and loss on disposal of assets	6,669	-
Total operating expenses	$24,521	$14,423

Total operating expenses for the three months ended June 30, 2022 was $24,521, an increase of $10,098 or 70% year-over-year from $14,423. The increase was primarily driven by impairment of goodwill at Jupiter. Additionally, increases in wages and benefits expense, general and administrative expense and sales and marketing expense were driven by the expansion of retail cannabis operations and brand partnerships relative to the prior year.

Impairment Losses

The Company incurred impairment losses in the three months ended June 30, 2022 of $6,669 in goodwill impairment. Due to a decline in revenue relative to forecasts at Jupiter during the period, interim goodwill testing was conducted as of June 30, 2022. Based on the test results, an impairment loss of $6,669 was recorded against goodwill at Jupiter.

All dollar amounts expressed in thousands, except per share amounts

Total Other Income (Expense)

Other income (expense) for the three months ended June 30, 2022 was ($376), a decrease of $3,840 from the prior year primarily driven by the $2,017 decrease in non-cash income due to the change in fair value of warrant liabilities. The decrease is driven by the revaluation at each reporting date of the fair value of the Company’s warrant liabilities, which is primarily based on changes to the share price input to the Black-Scholes option pricing model. Additionally impacting other income, interest expense increased $1,476 year-over-year and loan receivable losses increased $504 driven by the Company’s current expected credit losses (“CECL”) analysis of loans receivable. CECL are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts.

Net Income (Loss)

The Company recorded net loss of $7,051 for the three months ended June 30, 2022 compared to net income of $1,034 for the prior year, for a reduction in net income of $8,085 as a result of the factors noted above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue for the six months ended June 30, 2022 was $89,407, down from $95,286 for the six months ended June 30, 2021, reflecting a year-over-year decrease of $5,879 or 6%. The decrease was primarily attributable to decreased sales volume at Jupiter which decreased revenue by $7,622 or 10% mainly driven by slower cadence of reorders from major customers following their high inventory position taken during the three months ended December 31, 2021, leading to longer inventory cycles as vaporizer sales at retail in major markets experience a slowdown during the current period. Partially offsetting this decrease, revenue in cannabis operations for the six months ended June 30, 2022 increased $1,743 or 8% year-over-year, primarily in the Company’s Massachusetts operations driven by adult-use retail sales following the expansion of retail operations described above and by a broader portfolio of partner brand products as the Company continues to bring partner cannabis brands to market throughout retail and wholesale cannabis operations.

Cost of Goods Sold, Gross Profit and Gross Margin

Cost of goods sold for the six months ended June 30, 2022 was $69,109, up from $68,852 for the six months ended June 30, 2021 reflecting a year-over-year increase of $257 or 0.4%, driven mainly by increased year-over-year sales volume in cannabis operations, partially offset by decreased cost of goods sold at Jupiter due to decreased sales volume of vaporizer products.

The Company’s gross profit for the six months ended June 30, 2022 was $20,298, down from $26,434 for the six months ended June 30, 2021, which reflects a year-over-year decrease of $6,136 or 23%, mainly due to the decreased revenue in the inhalation technology division. Gross margin was 23% and 28% in the six months ended June 30, 2022 and 2021, respectively. The contraction in gross margin was mainly driven by pricing changes at Jupiter and in cannabis operations compared to the prior year period.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2022 was $41,356 an increase of $13,064 or 46% from $28,292 for the prior year period. The increase was primarily due to impairment losses, primarily driven by impairment of goodwill at Jupiter. Additionally, there were year-over-year increases in wages and benefits expense, general and administrative expense and sales and marketing expense driven by the expansion of retail operations and brand partnerships within the cannabis division relative to the prior year period.

All dollar amounts expressed in thousands, except per share amounts

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,	June 30,
	2022	2021
Wages and benefits	$11,503	$8,632
General and administrative	10,364	8,890
Sales and marketing	993	381
Share-based compensation	2,012	1,557
Depreciation and amortization	9,118	8,832
Impairment loss and loss on disposal of assets	7,366	-
Total operating expenses	$41,356	$28,292

Impairment Losses

The Company incurred impairment losses in the six months ended June 30, 2022 of $7,366, primarily in goodwill impairment. The goodwill impairment was related to interim impairment testing and based on the test results for Jupiter, the carrying amount of the reporting unit exceeded its estimated recoverable amount by $6,669. Consequently, an impairment loss was recorded against goodwill at Jupiter. In addition, in connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the six months ended June 30, 2022, the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights.

Total Other Income (Expense)

Other income (expense) for the six months ended June 30, 2022 was ($5,860), a decrease of $7,431 from the prior year period primarily due to the change in fair value of warrant liabilities and a decrease in unrealized loss on investments related to a one-time loss in the prior year period on the Company’s 2018 investment in a cannabidiol (“CBD”) startup, partially offset by increased interest expense, increased loan receivable losses and decreased interest income.

For the six months ended June 30, 2022, the Company recorded loan losses of $1,021 as a result of the analysis of CECL.

Net Income (Loss)

The Company recorded a net loss attributable to the Company of $18,680 for the six-month ended June 30, 2021 compared to a net loss attributable to the Company of $16,023 for the prior year period, for an increase in net loss of $2,657 or 17% as a result of the factors noted above.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $18,682 during the six months ended June 30, 2022 and has an accumulated deficit as of June 30, 2022 of $874,928. As of June 30, 2022, the Company had negative working capital of $16,512 (compared to positive working capital of $1,116 as of December 31, 2021).  The negative working capital is related to the Company’s Senior Notes and Junior Notes becoming due within the next 12 months.

All dollar amounts expressed in thousands, except per share amounts

On May 16, 2022, through its subsidiary Commonwealth Alternative Care, Inc. (“CAC”), the Company completed the previously announced acquisition of a facility in Taunton, MA (the “Taunton Facility”). Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the Taunton Purchase, the “Massachusetts Transaction”) to Innovative Industrial Properties, Inc. (“IIP”). The purchase price for the property in the Massachusetts Sale was $40,000. The all-cash net proceeds of the Massachusetts Transaction of $25,466 will be used by the Company to pay down the outstanding corporate debt (Refer to Note 11 – Note Payable and Recent Developments above for further details).

In addition to the Massachusetts Transaction, the Company entered into a definitive purchase and sale agreement between TILT’s subsidiary, White Haven RE, LLC, and an affiliate of IIP, providing for the sale and leaseback of TILT’s cultivation and production facility in White Haven, PA (the “Pennsylvania Transaction”) in exchange for $15,000 cash (Refer to Recent Developments above for further details).

The Company expects that the proceeds from the Massachusetts Transaction and Pennsylvania Transaction will be sufficient to completely address its debt maturities occurring in November 2022 and a portion of its April 2023 maturities and remains in discussions with senior and junior noteholders to finalize the future debt structure of the Company in order to achieve an improved capital structure with extended maturities. The Company’s liquidity will depend, in large part, on its success with these discussions and/or its ability to raise additional capital to address its remaining April 2023 debt maturities, generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

As of June 30, 2022 and December 31, 2021, the Company had total current assets of $120,187 and $100,613, respectively, which represents an increase of $19,574. The increase in total current assets is primarily due to an increase in cash and cash equivalents and restricted cash, partially offset by a decrease in inventory and in trade receivables and others.

Additionally, as of June 30, 2022 and December 31, 2021, the Company had total current liabilities of $136,699 and $99,497, respectively, which represents an increase of $37,202. The increase in total current liabilities is primarily related to the increases in the current portion of notes payable and income taxes payable. This was partially offset by decreases in warrant liability and deferred revenue.

Based on the Company’s operating plans for the next 12 months which include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments, (ii) reducing production costs as a result of maturing efficiencies in cannabis operations, (iii) reducing supply chain costs, (iv) increasing cash inflows from the 2022 activation of a medical dispensary license, (v) increasing cash inflows from the monetization of certain assets, (vi) obtaining other financings as necessary and (vii) refinancing of debt obligations and extension of maturities with banking partners and note holders, the Company believes that it has adequate resources to fund the operations during the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by (used in) operating activities	$3,763	$2,666
Net cash provided by (used in) investing activities	(14,802)	1,273
Net cash provided by (used in) financing activities	38,770	(1,817)
Effect of foreign exchange on cash and cash equivalents	(2)	23
Net changes in cash and cash equivalents	$27,729	$2,145

For the six months ended June 30, 2022, cash was provided by (used in):

●	Operating activities: $3,763. The cash provided by operating activities for the six months ended June 30, 2022, increased $1,097 as compared to the six months ended June 30, 2021. The increase was primarily driven by conversion of inventory.
●	Investing activities: ($14,802). The cash used in investing activities for the six months ended June 30, 2022, increased $16,075 as compared to the six months ended June 30, 2021. The increase was mainly related to the Taunton Facility transactions described in Note 12 – Leases.
●	Financing activities: $38,770. The cash provided by financing activities for the six months ended June 30, 2022 increased $40,587 as compared to the six months ended June 30, 2021. The increase was mainly related to the Taunton Facility transactions described in Note 12 – Leases and Jupiter’s asset-based revolving credit facility entered into in July 2021 described in Note 11 – Notes Payable.

Significant Accounting Judgements and Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the six months ended June 30, 2022 from those previously disclosed in Item 2., “Financial Information” in our Form 10.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 15. Note 2 of our Audited Consolidated Financial Statements for the years ended December 31, 2021 and 2020 in our Form 10 and the “Recent Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

All dollar amounts expressed in thousands, except per share amounts

Legal and Regulatory Matters

Regulatory Overview

In accordance with Staff Notice 51-352 Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved through its subsidiaries. The Company or its subsidiaries are, recently were or are expected to be directly engaged in the manufacture, possession, use, sale or distribution of cannabis in the states of Massachusetts, Pennsylvania and Ohio. The Company is in compliance with the applicable state regulatory framework and licensing requirements for each of the states of Massachusetts, Pennsylvania and Ohio.

The Company also has ancillary involvement in the marijuana industry through the products and services it provides to customers in the following states and U.S. territories: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Indiana, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and West Virginia. The Company is not aware of any non-compliance by its customers with any applicable licensing requirements or regulatory framework enacted by each of these respective states.

In accordance with the Staff Notice, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding marijuana regulation. Any non-compliance, citations or notices of violation which may have an impact on the Company’s licenses, business activities or operations will be promptly disclosed by the Company.

Regulation of Cannabis in the U.S. Federally

The U.S. federal government regulates drugs through the CSA (21 U.S.C. § 811). Pursuant to the CSA, cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the U.S., lacks safety for use under medical supervision and has a high potential for abuse. The U.S. Department of Justice (“DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.”

The FDA has not approved cannabis as a safe and effective drug for any use.

Canada has federal legislation which uniformly governs the cultivation, processing, distribution, sale and possession of both medical and recreational cannabis under the Cannabis Act, as well as various provincial and territorial regulatory frameworks that further govern the distribution, sale and consumption of recreational cannabis within the applicable province or territory. In contrast, cannabis is only permissively regulated at the state level in the U.S.

State laws in the U.S. regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories of the U.S. authorize medical and/or recreational cannabis cultivation, manufacturing, production, distribution and sales by licensed or registered entities, under U.S. federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA. Although the Company’s activities are compliant with applicable U.S. state law, strict compliance with state laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A.  “Risk Factors” of the Form 10.

Legal Advice in Accordance with the Staff Notice

Legal advice has been obtained by the Company regarding applicable U.S. federal and state law.

All dollar amounts expressed in thousands, except per share amounts

Regulation of Cannabis at State Levels

Below is a summary of the licensing and regulatory framework in the markets where, as of June 30, 2022, the Company held licenses and had direct or indirect involvement with the U.S. cannabis industry, followed by outlines of the regulatory framework in each of the relevant states.

State	License Type held Directly and Indirectly by Company	Number of Licenses Allowed by Law in State	Number of Licenses/ Applications arising out of Company Direct and Indirect Involvement
Massachusetts	Vertically Integrated Medical Marijuana Treatment Center Cultivator, Product Manufacturer, Retailer (Adult-Use)	A Person or Entity Having Direct or Indirect Control may not hold more than three licenses of the same license type

3 Medical Marijuana Treatment Centers (2 open; 1 final license);
4 adult-use Marijuana Establishment Final licenses with authorization to commence operations
(1 cultivator license;
1 product manufacturer license; and 2 retailer licenses; all operational)

Ohio	Stand Alone Processor (Medical)	A person, entity or subsidiary thereof may only hold a financial interest in or be an owner of one processor license	1 license
Pennsylvania	Grower/Processor (Medical)	A person may only be issued one grower/processor license	1 license

Massachusetts

Massachusetts became the eighteenth state to legalize medical marijuana when voters passed a ballot measure in 2012. Adult-use (recreational) marijuana is legal in Massachusetts as of December 15, 2016, following the passage of a ballot initiative in November of that year. The Cannabis Control Commission (“CCC”), a regulatory body created in 2016, oversees both the Medical Use of Marijuana Program and the Adult Use of Marijuana Program.

Under the Medical Use of Marijuana Program, a Medical Marijuana Treatment Center (“MTC”) is required to be vertically integrated, such that a single MTC license holder must cultivate, manufacture and dispense medical marijuana and marijuana products to registered, qualifying patients and personal caregivers. Pursuant to the CCC’s regulations, no Person or Entity Having Direct or Indirect Control over the MTC’s operations may be granted or hold more than three MTC Licenses.

Under the Adult Use of Marijuana Program, vertical integration is not required, and therefore multiple types of adult-use Marijuana Establishment (“ME”) licenses exist. The Marijuana Cultivator (Indoor or Outdoor), Marijuana Product Manufacturer and Marijuana Retailer licenses cover the three main operational license types (cultivation, manufacturing and retail sales). ME licenses, subject to certain ownership requirements, are also available for Independent Testing Laboratories, Marijuana Research Facilities, Marijuana Transporters (Third-Party or Existing Licensee), Craft Marijuana Cooperatives, Marijuana Couriers, Marijuana Delivery Operators, Social Consumption Establishments (once authorized by municipalities and an application is released by the CCC) and Marijuana Microbusinesses. No Person or Entity Having Direct or Indirect Control over the ME’s operations may be granted or hold more than three licenses in a particular class of license, except as otherwise specified in the applicable regulations. In addition, any Person or Entity Having Direct or Indirect Control, or Licensee, is limited to a total of 100,000 square feet of cultivation “canopy” distributed across no more than three adult-use Marijuana Cultivator licenses and three MTC licenses.

All dollar amounts expressed in thousands, except per share amounts

The Company, through its wholly owned subsidiary CAC, holds two operational vertically integrated MTC licenses, in Brockton and Taunton and one final MTC license, not yet operational, in Cambridge. CAC has also received final licenses (including authorization to commence operations) for its adult-use retailer operations in Taunton and Brockton, as well as its adult-use cultivator and product manufacturer operations in Taunton. The Company is currently seeking post final inspection approval from the CCC to commence medical cannabis retail sales in Cambridge. The Company is in compliance with Massachusetts state law and the related licensing framework.

Ohio

On June 8, 2016, former Ohio Governor John Kasich signed HB 523 into law, sanctioning the use of marijuana for limited medical purposes and establishing a commercial marijuana regulatory regime. Qualifying conditions for access to medical marijuana under the program include, but are not limited to, chronic and severe pain, post-traumatic stress disorder and cancer. Ohio’s medical cannabis program is regulated by both the Ohio Department of Commerce (“Department of Commerce”) and the Ohio Board of Pharmacy (“Ohio Board”). The Department of Commerce is responsible for licensing cultivators, processors and testing laboratories, while the Ohio Board is responsible for registering patients and caregivers as well as licensing medical marijuana dispensaries. Final regulations governing the program, including applications for business licensure, the operation of commercial medical cannabis establishments, physician certifications and patient registration have been adopted.

Ohio’s medical cannabis program allows businesses to be structured as for-profit entities and does not impose residency requirements for investment or ownership in a commercial cannabis license. Ohio’s licensing structure permits, but does not require, vertical integration. Each license (cultivation, processor and dispensary) is issued on an individual basis for each facility type/function. There are three different types of processors — stand-alone, vertically integrated facilities and a plant-only processor, which is a cultivator who distributes plant material directly to dispensaries. Common ownership between cultivation, processing and dispensing licenses is permitted, but prohibited for cannabis testing licensees. However, no one entity or person may own, have a financial interest in or significantly influence or control the activities of more than one cultivation license, more than one processing license or more than five dispensary licenses at any given time.

In March 2021, the Company completed its acquisition of Standard Farms OH, a licensed stand-alone processor in Ohio. Standard Farms OH engages in the production, possession, use, sale and distribution of cannabis products in Ohio’s medicinal cannabis marketplace. The Company is in compliance with Ohio state law and the related licensing framework.

Pennsylvania

In April 2016, Pennsylvania’s Governor Tom Wolf signed the Commonwealth’s first medical marijuana bill into law. The medical program created a commercial system for a limited number of businesses and permits physicians to recommend cannabis for a limited number of qualifying conditions. The Pennsylvania Department of Health (“PA DOH”) regulates medical marijuana businesses in the Commonwealth and issues two types of primary permits: a medical marijuana grower/processor permit and a medical marijuana dispensary permit. The PA DOH also issues a third type of permit called a clinical registrant permit. The clinical registrant permit is a combination of a grower/processor permit and a dispensary permit that is limited to applicants who have established a partnership with an accredited medical school in Pennsylvania.

For licensing purposes, the PA DOH split the Commonwealth into six regions. The state initially limited the total number of medical marijuana organizations to twenty-five grower/processors and fifty dispensaries Commonwealth-wide. Each dispensary is permitted to have up to three dispensary sites, for a total of 150 potential dispensary locations throughout Pennsylvania. For each dispensary permit, the locations must be within the region where the permit was awarded. For medical marijuana grower/processors, the location is limited to the region where the permit was awarded, but distribution is permissible across all regions. The PA DOH may approve up to ten clinical registrants, with each eligible for only one grower/processor permit and one dispensary permit (each clinical registrant may provide medical marijuana at up to six dispensary locations). Residency is not required to operate a medical marijuana organization in Pennsylvania. Vertical integration is limited, as the PA DOH may not issue more than five grower/processor businesses dispensary permits. In addition, a single entity may not hold more than one grower/processor permit, nor more than five dispensary permits.

All dollar amounts expressed in thousands, except per share amounts

In June 2021, Governor Wolf signed House Bill (“HB”) 1024 into law expanding the ability of patients to access medical cannabis and extending certain policies that were temporarily enacted during the beginning of the COVID-19 pandemic. Under HB 1024, the maximum number of clinical registrants was expanded from eight to ten. Additionally, dispensaries are allowed to offer cannabis curbside deliveries; patients can obtain a ninety day instead of the previous thirty-day supply for cannabis; and the five-person cap on the number of patients that a caregiver can serve was removed indefinitely. Patients can also now consult with authorizing physicians via video conferencing. The law also expanded the pool of eligible conditions to include cancer remission therapy and CNS-related neuropathy as well as eliminated provisions that previously required chronic pain patients to try conventional prescription pain medications prior to using cannabis. Additionally, the law makes it easier for grower/processors to process marijuana that failed tests for yeast and mold into products that are topical in form. The law also expands the number of research facilities that are studying patient response to medical marijuana.

In July 2022, Governor Wolf signed HB 311, which provides additional protections under Pennsylvania law for financial institutions and insurers providing services to, or for the benefit of, a “legitimate cannabis-related business.” HB 311 also explicitly states that financial institutions and insurers are not obligated to provide services to cannabis businesses within the Commonwealth. Additionally, HB 311 requires cannabis businesses that are receiving financial or insurance services from a provider within Pennsylvania to disclose any suspension or revocation of cannabis-related permits, registrations, or certifications to the financial institution and/or insurer within five business days.

In Pennsylvania, the Company holds a medical marijuana grower/processor license through its wholly owned subsidiary, Standard Farms PA, which operates 33,500 square feet of greenhouse. The Company is in compliance with Pennsylvania state law and the related licensing framework.

Company Compliance Program

The Company is classified as having direct, indirect and ancillary involvement in the U.S. marijuana industry and is in material compliance with applicable licensing requirements and the regulatory framework enacted by each U.S. state in which it operates. The Company is not subject to any citations or notices of violation with applicable licensing requirements or the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

The Company’s General Counsel or any other individual appointed by the General Counsel oversees, maintains, and implements the Company’s compliance program and personnel. In addition to the Company’s internal legal and compliance departments, the Company has state and local regulatory/compliance counsel engaged in every jurisdiction in which it operates.

The Company’s General Counsel or any other individual appointed by the General Counsel oversees compliance training for all employees, such training includes, but is not limited to, on the following topics:

•	compliance with state and local laws;
•	safe cannabis use;
•	dispensing procedures;
•	security and safety policies and procedures;
•	inventory control;
•	seed-to-sale training sessions;
•	recordkeeping;
•	responsible vendor training;
•	quality control;
•	transportation procedures; and
•	extensive ingredient and product testing, often beyond that required by law to assure product safety and accuracy.

All dollar amounts expressed in thousands, except per share amounts

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized and properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

The Company’s General Counsel or anyone appointed by the General Counsel monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The Company keeps records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

Further, the Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for handling cash, performing inventory and cash reconciliation, ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the applicable state and local laws, regulations, ordinances, licenses, rules and other requirements. The Company ensures adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly.

In January 2018, U.S. Attorney General, Jeff Sessions rescinded the Cole Memorandum. The rescission of the Cole Memorandum and other Obama-era prosecutorial guidance did not create a change in federal law, as the Cole Memorandum was never legally binding; however, the revocation removed the DOJ’s guidance to U.S. Attorneys that state-regulated cannabis industries operating substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority. As an industry best practice, despite the rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

•

ensure the operations of its subsidiaries and business partners are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, the Company retains appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable laws and regulations;

•

the activities relating to cannabis business adhere to the scope of the license obtained — for example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis; and in the states where cannabis is permitted for adult recreational use, the products are only sold to individuals who meet the requisite age requirements;

•

the Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels; and

•

the Company conducts reviews of products, product packaging and transactions to ensure that the products comply with applicable regulations, contain necessary disclaimers about the contents of the products and provide requisite educational material to mitigate adverse public health consequences from cannabis use and prevent impaired driving.

On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The next Attorney General, William Barr, stated that he does not intend “go after” parties who are involved in the cannabis business and are compliant with state law in reliance on the Cole Memorandum. Under President Biden’s administration and his appointed Attorney General, Merrick Garland, DOJ rhetoric around cannabis has largely returned to the Obama-era rhetoric even if a new prosecutorial guidance memorandum has not been re-issued. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ) that, “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, on any U.S. Attorney or on the U.S. federal courts, and substantial uncertainty regarding U.S. federal enforcement remains. To date, there has been no new federal cannabis memorandums issued by the Biden Administration or any published change in federal enforcement policy. Regardless, the federal government of the U.S. has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future.

All dollar amounts expressed in thousands, except per share amounts

In the absence of a uniform federal policy, as had been established by the Cole Memorandum, numerous U.S. Attorneys with state-legal marijuana programs within their jurisdictions have announced enforcement priorities for their respective offices. For instance, Andrew Lelling, former U.S. Attorney for the District of Massachusetts through February 2021, stated that while his office would not immunize any businesses from federal prosecution, he anticipated focusing the office’s marijuana enforcement efforts on: (1) overproduction; (2) targeted sales to minors; and (3) organized crime and interstate transportation of drug proceeds. Other U.S. Attorneys provided less assurance, promising to enforce federal law, including the CSA in appropriate circumstances.

The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under U.S. federal law. For the reasons described above and the risks further described in Item 1A “Risk Factors” in the Form 10, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors contained in Item 1A. “Risk Factors” in the Form 10.

The Company’s Balance Sheet and Operating Statement Exposure to U.S. Marijuana Related Activities

The following represents the portion of certain line items on the Company’s consolidated financial statements that pertain to U.S. cannabis activity1for2 the six months ended June 30, 2022:

	U.S. marijuana-related activities
Balance Sheet line items	Licensed[1]	Unlicensed[2]
Cash and cash equivalents	82%	7%
Trade receivables and others	11%	89%
Inventories	50%	50%
Other current assets	11%	21%
Property, plant and equipment	87%	11%
Intangible assets	18%	81%
Goodwill	11%	89%
Other assets	23%	45%
Accounts payable and accrued liabilities	11%	66%
Income taxes	0%	29%
Other current liabilities	1%	5%
Other long-term liabilities	80%	20%

Income Statement line items
Revenue	26%	74%
Gross profit	43%	57%
Operating expenses	19%	47%
Total other Income (Expense)	73%	185%
Income tax expense	0%	35%

Readers are cautioned that the foregoing financial information, though extracted from the Company’s financial systems that supports its annual financial statements, has not been audited in its presentation format and accordingly is not in compliance with the consolidation principles of U. S. GAAP.

1 Licensed activity includes those U.S. marijuana-related activities that have, in accordance with CSA Staff Notice 51-352 (Revised) Issuers with U.S. Marijuana-Related Activities, “licensing requirements and the regulatory framework enacted by the applicable U.S. state.”

2 Unlicensed activity includes those U.S. marijuana-related activities that do not have, in accordance with CSA Staff Notice 51-352 (Revised) Issuers with U.S. Marijuana-Related Activities, “licensing requirements and the regulatory framework enacted by the applicable U.S. state.”

All dollar amounts expressed in thousands, except per share amounts

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, is not required to provide the information under this item.

Item 4.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to previously disclosed in Item 8 of the Form 10. Refer to Note 17 – Commitments and Contingencies for additional information on the Company’s legal proceedings.

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to certain Baker matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020 the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM.  After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company.  At a mediation held on June 24, 2022, the parties agreed on a settlement which is currently in the process of being documented.  The amount reserved for settlement is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is currently set to close at the end of October 2022.

On October 14, 2021, the Company announced that it was supporting Shenzhen Smoore Technology Limited (“Smoore Technology”) in a complaint filed with the US International Trade Commission (“ITC”) to defend against certain intellectual property infringements of CCELL® branded vape products. The Company is one of two authorized distributors of CCELL branded vape hardware and associated products in the U.S., and has been pivotal to the formation of the domestic industry for oil vaping cartridges in the U.S. In recent years, several vape brands, importers and retailers have distributed products that infringe upon CCELL’s patent and trademark rights. Through the complaint filed with the ITC, Smoore Technology requested that the ITC institute an investigation into those intellectual property infringements. The ITC granted the institution request on November 4, 2021, commencing an investigation. Smoore has requested that the ITC issue an exclusion order to block infringing products from importation into the U.S. If granted, the requested remedy will help protect the market and customers from lower quality infringing products that do not meet the CCELL brand's exacting standards. The ITC has set a trial date in August 2022.

All dollar amounts expressed in thousands, except per share amounts

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10 filed with the SEC and on SEDAR at www.sedar.com, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities.

There have been no material changes since the filing of the Form 10 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1†

Agreement of Purchase and Sale, dated February 8, 2022, between Daniel DaRosa, as Trustee of 30 MOZZONE BOULEVARD 2013 REALTY TRUST, u/d/t/ dated July 26, 2017, and Commonwealth Alternative Care, Inc., as last amended by Second Amendment to Agreement of Purchase and Sale dated May 13, 2022 (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Company’s Form 10 filed with the SEC on June 3, 2022).

2.2†

Purchase and Sale Agreement and Joint Escrow Instructions dated effective April 8, 2022, by and between Commonwealth Alternative Care, Inc. and IIP-MA 2 LLC (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Company’s Form 10 filed with the SEC on June 3, 2022).

2.3†

Purchase And Sale Agreement And Joint Escrow Instructions, dated effective April 19, 2022, by and between White Haven Re, LLC and IIP-PA 9 LLC, as amended by First Amendment To Purchase And Sale Agreement And Joint Escrow Instructions dated May 24, 2022 (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Company’s Form 10 filed with the SEC on June 3, 2022).

2.4

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated June 17, 2022 by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.1*

TILT Holdings Inc. Amended and Restated 2018 Stock Incentive Plan, as last amended on June 29, 2022 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104

Cover Page Interactive Data File (embedded with Inline XBRL document)

* Indicates a management contract of compensatory plan, contract or arrangement in which directors or executive officers participate.

† In accordance with Item 601(a)(6) of Regulation S-K, certain information has been excluded from this exhibit.

All dollar amounts expressed in thousands, except per share amounts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	TILT HOLDINGS INC.

By:	/s/ Gary F. Santo, Jr.
Gary F. Santo, Jr.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Brad Hoch
Brad Hoch
Chief Financial Officer (Principal Financial Officer)