Form 10-Q
period 2022-09-30
TILT Holdings Inc.
filed 2022-11-14
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2022, there were 331,954,896 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and United States (“U.S.”) securities laws (collectively, “forward-looking statements”). Such statements include, but are not limited to, statements with respect to expectations, projections, or other characterizations of future events or circumstances, and our objectives, goals, strategies, beliefs, intentions, plans, estimates, projections and outlook, including statements relating to our plans and objectives, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities. These statements are subject to certain risks, assumptions and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. The words “believe”, “plan”, “intend”, “estimate”, “expect”, “likely”, “potential”, “proposed,” “scheduled,” “forecast” or “anticipate”, and similar expressions, as well as future or conditional verbs such as “will”, “should”, “would,” “may”, “might” and “could” identify forward-looking statements.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); risks related to the enforcement activities by the U.S. Department of Justice (“DOJ”); reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened security by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on suppliers and skilled labor; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and on the operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the

Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to the Company’s securities being currently quoted on the OTCQX; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and Amendment No. 2 to the registration statement on Form 10 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “Form 10”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$6,584	$4,221
Restricted cash	9,989	2,731
Trade receivables and others	23,940	32,393
Inventories	49,245	55,583
Loans receivable, current portion	888	2,453
Prepaid expenses and other current assets	2,022	2,732
Assets held for sale	325	500
Total current assets	92,993	100,613

Non-current assets
Property, plant and equipment, net	69,943	62,360
Right-of-use assets – finance, net	4,607	5,379
Right-of-use assets – operating, net	772	5,038
Investments	6,405	6,698
Intangible assets, net	117,742	128,770
Loans receivable	3,243	1,672
Deferred tax asset	3,365	—
Goodwill	63,877	70,545
Other assets	1,435	273
TOTAL ASSETS	$364,382	$381,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$48,442	$49,482
Warrant liability	34	2,394
Income taxes payable	621	—
Deferred revenue	4,228	5,177
Finance lease liability, current portion	1,045	955
Operating lease liability, current portion	133	731
Massachusetts lease liability, current portion	4,568	—
Notes payable, current portion, net of discount	70,597	40,758
Total current liabilities	129,668	99,497

Non-current liabilities
Finance lease liability	4,525	5,319
Operating lease liability	735	4,927
Notes payable, net of discount	350	45,855
Massachusetts lease liability	35,281	—
Deferred tax liability	—	85
TOTAL LIABILITIES	170,559	155,683

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 375,776,275 and 374,082,759 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	857,413	854,952
Additional paid-in capital	224,921	224,835
Warrants	952	952
Accumulated other comprehensive income	989	999
Accumulated deficit	(890,619)	(856,248)
Non-controlling interest	167	175
TOTAL SHAREHOLDERS’ EQUITY	193,823	225,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$364,382	$381,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues, net	$40,487	$53,362	$129,894	$148,648
Cost of goods sold	(30,950)	(40,780)	(100,059)	(109,632)
Gross profit	9,537	12,582	29,835	39,016

Operating expenses:
Wages and benefits	4,881	5,169	16,384	13,801
General and administrative	4,643	5,113	15,007	14,003
Sales and marketing	808	321	1,801	702
Share-based compensation	533	849	2,545	2,406
Depreciation and amortization	4,594	4,429	13,712	13,261
Impairment loss and loss on disposal of assets	175	194	7,541	194
Total operating expenses	15,634	16,075	56,990	44,367
Operating loss	(6,097)	(3,493)	(27,155)	(5,351)

Other (expense) income:
Interest income	94	—	168	587
Other income	2	2	9	70
Change in fair value of warrant liability	610	5,204	2,360	(2,782)
Gain (loss) on sale of assets	(1)	127	—	68
Unrealized loss on investment	(198)	(71)	(292)	(829)
Loan receivable losses	(133)	—	(1,154)	—
Loss on termination of lease	—	—	—	(333)
Interest expense	(4,150)	(2,849)	(10,727)	(7,624)
Foreign exchange gain (loss)	—	12	—	(23)
Total other (expense) income	(3,776)	2,425	(9,636)	(10,866)
Loss from operations before income tax and non-controlling interest	(9,873)	(1,068)	(36,791)	(16,217)

Income taxes
Income tax benefit (expense)	(5,818)	2,094	2,412	1,220
Net (loss) income before non-controlling interest	(15,691)	1,026	(34,379)	(14,997)
Less: Net loss attributable to non-controlling interest	—	—	8	—
Net (loss) income attributable to TILT Holdings Inc.	$(15,691)	$1,026	$(34,371)	$(14,997)

Other comprehensive (loss) income
Net (loss) income	$(15,691)	$1,026	$(34,379)	$(14,997)
Foreign currency translation differences	(8)	(4)	(10)	(13)
Comprehensive (loss) income before non-controlling interest	(15,699)	1,022	(34,389)	(15,010)
Less: Net loss attributable to non-controlling interest	—	—	8	—
Comprehensive (loss) income attributable to TILT Holdings Inc.	$(15,699)	$1,022	$(34,381)	$(15,010)

Weighted average number of shares outstanding:
Basic	375,776,275	371,055,001	375,311,644	368,402,073
Diluted	N/A	409,696,936	N/A	N/A
Net (loss) income per common share attributable to TILT Holdings Inc.
Basic	$(0.04)	$0.00	$(0.09)	$(0.04)
Diluted	$ N/A	$0.00	$ N/A	$ N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - January 1, 2022	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	81	—	—	—	—	81
Issuance and vesting of restricted share units	1,220,468	888	—	—	—	—	—	888
Shares reserved for contingent consideration	—	257	—	—	—	—	—	257
Comprehensive income (loss) for the period	—	—	—	—	1	(11,629)	(5)	(11,633)
Balance - March 31, 2022	375,303,227	$856,097	$224,916	$952	$1,000	$(867,877)	$170	$215,258
Share-based compensation	—	—	18	—	—	—	—	18
Issuance and vesting of restricted share units	473,048	508	—	—	—	—	—	508
Shares reserved for contingent consideration	—	261	—	—	—	—	—	261
Comprehensive loss for the period	—	—	—	—	(3)	(7,051)	(3)	(7,057)
Balance - June 30, 2022	375,776,275	$856,866	$224,934	$952	$997	$(874,928)	$167	$208,988
Share-based compensation	—	—	(13)	—	—	—	—	(13)
Issuance and vesting of restricted share units	—	430	—	—	—	—	—	430
Shares reserved for contingent consideration	—	117	—	—	—	—	—	117
Comprehensive loss for the period	—	—	—	—	(8)	(15,691)	—	(15,699)
Balance - September 30, 2022	375,776,275	$857,413	$224,921	$952	$989	$(890,619)	$167	$193,823

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - January 1, 2021	367,182,673	$851,851	$223,499	$6,757	$1,014	$(818,436)	$—	$264,685
Share-based compensation	—	—	625	—	—	—	—	625
Warrants exercised	567,000	149	—	—	—	—	—	149
Warrants reclassified to liability	—	—	—	(5,805)	—	(2,686)	—	(8,491)
Issuance and vesting of restricted share units	825,000	257	—	—	—	—	—	257
Comprehensive loss for the period	—	—	—	—	(2)	(17,057)	—	(17,059)
Balance - March 31, 2021	368,574,673	$852,257	$224,124	$952	$1,012	$(838,179)	$—	$240,166
Share-based compensation	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—
Warrants reclassified to liability	—	—	—	—	—	—	—	—
Issuance and vesting of restricted share units	—	—	—	—	—	—	—	—
Comprehensive income (loss) for the period	—	—	—	—	(7)	1,034	—	1,027
Balance - June 30, 2021	368,574,673	$852,257	$224,124	$952	$1,005	$(837,145)	$—	$241,193
Options exercised	221,400	13	—	—	—	—	—	13
Share-based compensation	—	—	519	—	—	—	—	519
Warrants exercised	90,000	24	96	—	—	—	—	120
Issuance and vesting of restricted share units	2,674,104	898	—	—	—	—	—	898
Shares reserved for contingent consideration	—	108	—	—	—	—	—	108
Formation of SFNY:
Shares issued from formation of SFNY	749,376	351	—	—	—	—	—	351
Non-controlling interest	—	—	—	—	—	—	175	175
Comprehensive loss for the period	—	—	—	—	(4)	1,026	—	1,022
Balance - September 30, 2021	372,309,553	$853,651	$224,739	$952	$1,001	$(836,119)	$175	$244,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(34,379)	$(14,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	292	829
Loss on termination of lease	—	333
Disposal expense and other	10	(28)
Depreciation and amortization	17,826	16,522
Amortization of operating lease right of use assets	531	942
Change in allowance for doubtful accounts	(213)	(236)
Non-cash interest income	(45)	(789)
Deferred tax	(3,450)	(1,133)
Share-based compensation	2,545	2,406
Accretion of debt discount	2,210	2,449
Change in fair value of financial instruments	(2,360)	2,782
Loan receivable losses	1,154	—
Impairment loss and loss on disposal of assets	7,541	194
Non-cash interest expense	3,430	2,280
Net change in working capital items:
Trade receivables and others, net	8,666	(5,124)
Inventories	6,350	(20,377)
Prepaid expenses and other current assets	(452)	603
Accounts payable and accrued liabilities	(1,036)	12,618
Income tax payable	621	(803)
Deferred revenue	(949)	(2,405)
Net cash provided by (used in) operating activities	8,292	(3,934)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,856)	(2,351)
Proceeds from sale of property, plant and equipment	9	1,259
Repayment of loan receivable, net of advances	(1,115)	2,633
Cash paid for acquisitions	—	(400)
Net cash (used in) provided by investing activities	(15,962)	1,141

Cash flows from financing activities:
Payments on lease liability	(1,595)	(2,208)
Repayments on notes payable	(120,575)	(17,321)
Debt issuance costs	—	(418)
Proceeds from notes payable and Massachusetts lease liability	139,467	21,850
Proceeds from options and warrants exercised	—	186
Net cash provided by financing activities	17,297	2,089

Effect of foreign exchange on cash and cash equivalents	(6)	(5)

Net change in cash and cash equivalents and restricted cash	9,621	(709)

Cash and cash equivalents and restricted cash, beginning of year	6,952	8,859

Cash and cash equivalents and restricted cash, end of year	$16,573	$8,150

Supplemental disclosures of non-cash investing and financing activities:
Decreases to right of use assets related to Taunton Facility Transactions	$3,940	$—
Decreases to operating lease liability related to Taunton Facility Transactions	$4,454	$—
Decreases to property, plant, and equipment related to Taunton Facility Transactions	$514	$—
Increases to right of use asset	$—	$965
Increases to finance lease liability	$—	$965

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,166	$2,172
Cash paid for income taxes	$222	$1,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.Nature of Operations

TILT Holdings Inc. (“TILT” or the “Company”) is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation and production, TILT services brands and cannabis retailers in regulated markets across 37 states in the United States (“U.S.”), as well as Canada, Israel, Mexico, South America, and the European Union.

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares (the “Common Shares”) are listed for trading on the NEO Exchange under the symbol “TILT.” In addition, the Common Shares are quoted on the OTCQX in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $34,381 during the nine months ended September 30, 2022 and has an accumulated deficit of $890,619 as of September 30, 2022. As of September 30, 2022, the Company had negative working capital of $36,675 (compared to positive working capital of $1,116 as of December 31, 2021). The negative working capital is related to the Company’s senior secured promissory notes issued on November 1, 2019 (the “2019 Senior Notes”) and junior notes becoming due within the next 12 months.

On May 16, 2022, through its subsidiary Commonwealth Alternative Care, Inc. (“CAC”), the Company completed the previously announced acquisition of a facility in Taunton, Massachusetts (the “Taunton Facility”). Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the purchase of the Taunton Facility, the “Taunton Facility Transactions”) to Innovative Industrial Properties, Inc. (“IIP”). See Note 12 — Massachusetts Lease Liability for further details.

During the three months ended September 30, 2022, the Company used a portion of the net proceeds from the Taunton Facility Transactions to pay $18,269 towards the principal balance of the 2019 Senior Notes. The Company made a further payment of $7,975 towards the 2019 Senior Notes subsequent to the end of the reporting period. See Note 20 — Subsequent Events for further details.

On April 19, 2022, the Company entered into a definitive purchase and sale agreement between its subsidiary, White Haven RE, LLC, and an affiliate of IIP (the “Purchase and Sale Agreement”), contemplating a sale and leaseback of the Company’s cultivation and production facility in White Haven, Pennsylvania (the “Pennsylvania Transaction”) in exchange for $15,000 cash. On September 30, 2022, the Company and IIP entered into a third amendment (the “Third Amendment”) to the Purchase and Sale Agreement extending the investigational period under the Purchase and Sale Agreement to a date on or before November 1, 2022 and allowing for closing of the Pennsylvania Transaction to occur simultaneously with the expiration of the investigational period. See Note 20 — Subsequent Events for details regarding other significant events related to the Pennsylvania Transaction.

The Company expects that the proceeds from the Taunton Facility Transactions and pending Pennsylvania Transaction will be sufficient to address a portion of its debt maturities occurring in December 2022 and pay all obligations on maturities occurring in April 2023 and remains in discussions with debt holders to finalize the future debt structure of the Company in order to achieve an improved capital structure with extended maturities. The Company’s liquidity will depend, in large part, on its success with these discussions and/or its ability to raise additional capital to address its remaining debt maturities, generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

All dollar amounts expressed in thousands, except per share amounts

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

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the nine months ended September 30, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles ("U.S. GAAP") for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the "Financial Statements") include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Form 10, as filed with the SEC and with the relevant Canadian securities regulatory authorities under its profile on SEDAR. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2022. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the condensed consolidated Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the three and nine months ended September 30, 2022 and 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022.

Principles of consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

All dollar amounts expressed in thousands, except per share amounts

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

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $9,989 and $2,731 in restricted cash as of September 30, 2022 and December 31, 2021, respectively. Included in restricted cash as of September 30, 2022 was $7,259 of cash held by an escrow agent in connection with the completion of the Taunton Facility Transactions (as described in Note 12 — Massachusetts Lease Liability and Note 13 — Leases). This cash was reserved to pay down outstanding corporate debt. Also included in restricted cash was $1,432 of interest reserves as of both September 30, 2022 and December 31, 2021, respectively. This cash is reserved for payment of interest on the 2019 Senior Notes (as described in Note 11 — Notes Payable) and will be used to pay interest at the escrow agent’s discretion.

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

Depreciation is provided on a straight-line basis over the following estimated useful lives:

Machinery and equipment	3 – 10 years
Furniture and fixtures	3 – 7 years
Autos and trucks	5 years
Buildings, leasehold and land improvements	5 – 40 years
Greenhouse-agricultural structure	7 – 15 years
Land	Not depreciated
Construction in progress	Not depreciated
Property not in service	Not depreciated

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. Buildings and leasehold and land improvements are amortized over the shorter of either useful life or term of the lease. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the consolidated statements of operations and comprehensive loss.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board (“FASB”), the Association of International Certified Professional Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

All dollar amounts expressed in thousands, except per share amounts

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued an accounting standards update (“ASU”) 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the recognition of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, revises the derivatives scope exception, and makes targeted improvements to the related earnings per share guidance. ASU 2020-06 became effective for the Company in the first quarter of 2022. The adoption of this standard did not have any impact on the Company’s Financial Statements.

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies whether an issuer should account for a modification or an exchange of freestanding equity-classified written calls options that remain equity classified after modification or exchange as (1) an adjustment to equity and if so, the related earnings per share effects, if any, or (2) an expense, and if so, the manner and pattern of recognition. ASC 2021-04 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have an impact on the Company’s Financial Statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with Topic 606 (Revenue from Contracts with Customers) as if the entity had originated the contracts. ASU 2021-08 is effective for the Company beginning January 1, 2023. The Company will consider adopting this ASU and the effects of adoption on the Company’s Financial Statements when it next completes a business combination.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. We have not yet applied any of the expedients and exceptions and do not expect this guidance to have a material impact on our Financial Statements.

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

All dollar amounts expressed in thousands, except per share amounts

●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of September 30, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,584	$—	$—
Restricted cash	9,989	—	—
Investments	5	—	6,400
Warrant liability	—	—	34
Total	$16,578	$—	$6,434

	As of December 31, 2021
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,221	$—	$—
Restricted cash	2,731	—	—
Investments	102	—	6,596
Warrant liability	—	—	2,394
Total	$7,054	$—	$8,990

The following table summarizes the significant assumptions used in the determining the fair value of the warrant liability as of September 30, 2022:

Exercise price	$0.26 - $0.30
Risk free interest rate	3.10% - 3.24%
Expected Share Price Volatility	88.85% - 106.65%
Expected Life of Warrant (years)	0.09 - 0.14

During the three months ended September 30, 2022 and 2021, the Company recorded gains of $610 and $5,204, respectively, on the change in fair value of the warrant liability. During the nine months ended September 30, 2022 and 2021, the Company recorded a gain of $2,360 and a loss of $2,782, respectively, on the change in fair value of the warrant liability. These gains and losses are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The carrying amount of the Company’s term loan approximates its fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. The carrying amounts of all financial assets and liabilities, other than notes payable and loans receivables, approximate their fair values. There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

All dollar amounts expressed in thousands, except per share amounts

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

As a result of missed forecasts for Jupiter Research, LLC (“Jupiter”), the Company conducted additional testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its estimated recoverable amount and recorded a $6,668 goodwill impairment charge for the six months ended June 30, 2022. During the three months ended September 30, 2022, the Company did not identify any additional impairment triggers. The following table summarizes the goodwill activity for the nine months ended September 30, 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(6,668)
Balance, September 30, 2022	$63,877

See Note 8 — Goodwill for additional information.

4.Inventories

The Company’s inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw Material - cannabis plants	$3,014	$3,206
Raw Material - other materials	900	1,116
Work in progress	10,277	6,327
Finished goods	32,571	43,776
Supplies and accessories	2,483	1,158
Total Inventories	$49,245	$55,583

5.Property, Plant and Equipment

The property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Land	$6,434	$169
Land improvements	461	460
Machinery & equipment	13,203	12,450
Furniture & fixtures	803	788
Buildings	51,960	6,845
Greenhouse - Agricultural structure	8,196	8,195
Leasehold improvements	9,949	46,587
Construction in progress	1,181	3,391
Autos & trucks	256	214
Total cost	92,443	79,099
Less: accumulated depreciation	(22,500)	(16,739)
Total property, plant and equipment	$69,943	$62,360

During the three months ended September 30, 2022 and 2021, the Company recognized depreciation expense of $2,079 and $1,961, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized depreciation expense of $6,025 and $4,836, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

During the three months ended September 30, 2022 the Company recorded a loss on disposal of assets of $1. During the three months ended September 30, 2021, the Company recorded a gain on disposal of assets of $127. During the nine months ended September 30, 2021, the Company recorded a gain on disposal of assets of $68. These gains and losses are included in gains (losses) on sale of assets in the condensed consolidated statements of operations and comprehensive loss.

In connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the nine months ended September 30, 2022, the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

On May 16, 2022, the Company purchased the Taunton Facility as described in Note 12 — Massachusetts Lease Liability. As a result, $6,266 of land and $6,268 of building was recognized.

6.Investments

The Company’s investments included the following:

Investment	September 30, 2022	December 31, 2021
Investment in HERBL, Inc.	$6,400	$6,400
Investment in Big Toe Ventures LLC	—	196
Investment in Akerna	5	102
Total Investments	$6,405	$6,698

The Company recorded the investments in HERBL, Inc. and Big Toe Ventures LLC (“Big Toe”) in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company has not applied impairment or price adjustments to the original cost through September 30, 2022.

During the three months ended September 30, 2022, the Company recorded an unrealized loss on investment of $198, of which $196 was related to Big Toe and $2 was related to Akerna Corp. (“Akerna”). During the three months ended September 30, 2021, the Company recorded an unrealized loss of $71 from the investment in Akerna. During the nine months ended September 30, 2022, the Company recorded an unrealized loss on investment of $292, of which $196 was related to Big Toe and $96 was related to Akerna. During the nine months ended September 30, 2021, the Company recorded an unrealized loss of $829, of which $804 was related to Big Toe and $25 was related to Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

7.Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	September 30, 2022	December 31, 2021
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	17,891	17,891
Management agreements	926	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	176,423	176,423
Less: Accumulated amortization	(58,681)	(47,653)
Total intangible assets, net	$117,742	$128,770

_____________

(1)License rights including indefinite-lived intangible assets, which pertain to licenses for cultivation and processing, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and 2020 filed with the Form 10 for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the three months ended September 30, 2022 and 2021, was $3,677 and $3,668, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021, was $11,030 and $10,971, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2022:

Estimated
Years ended December 31,	amortization
Remainder of 2022	$3,676
2023	13,056
2024	13,056
2025	13,056
2026	12,899
Thereafter	44,268
$100,011

8.Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms PA	Farms OH	Total
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(6,668)	—	—	(6,668)
Balance, September 30, 2022	$56,678	$5,819	$1,380	$63,877

During the six months ended June 30, 2022, the Company conducted additional testing of its goodwill related to Jupiter by assessing if the carrying value for the Jupiter reporting unit exceeds its fair value.

All dollar amounts expressed in thousands, except per share amounts

The recoverable amount for Jupiter was based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of the fair value of each reporting unit include management’s projections of future cash flows for a ten-year period, as well as a terminal value, growth rate and discount rate based on the estimated weighted average cost of capital, that incorporates the risks specific to the reporting units.

The following table details the key assumptions used in determining the recoverable amount during the nine months ended September 30, 2022:

Jupiter

Terminal value growth rate	3.0%
Discount rate	22.5%
Projected revenue growth rate*	9.9%
Fair value	$166,957

_____________

*Projected revenue growth rate averaged over the next ten years.

Based on the test results for Jupiter, the carrying amount of the reporting unit exceeded its estimated recoverable amount by $6,668. Consequently, an impairment loss was recorded for goodwill during the six months ended June 30, 2022. During the three months ended September 30, 2022, the Company did not identify any additional impairment triggers.

9.Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	September 30, 2022	December 31, 2021
Teneo Fund SPVi LLC note – No interest rate or due date	$5,911	$5,911
Pharma EU, LLC note – Interest rate of 12.0%, due December 31, 2020	1,410	1,410
A&R note – No interest rate, due December 31, 2022	711	714
SSZ and Elev8 note – Interest rate of 8.0% per annum, due October 8, 2030	1,002	1,002
Pure Hana Synergy note – Interest rate of 10.0% per annum, due August 1, 2022	224	224
Little Beach Harvest note – Interest rate of 9.0% per annum, due August 24, 2036	1,586	423
Total loans receivable	$10,844	$9,684
Less allowance for expected credit losses	(6,713)	(5,559)
Loans receivable, net of expected credit losses	4,131	4,125
Less current portion of loan receivable	(888)	(2,453)
Loans receivable, long-term	$3,243	$1,672

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered credit impaired when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the nine months ended September 30, 2022, the Company recorded an additional $1,154 of allowance for expected credit losses due to revised collectability estimates.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECLs:

	As of September 30, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,210	$(5,644)	$3,566
Third party guarantee	1,410	(882)	528
No collateral	224	(187)	37
Net loans receivable	$10,844	$(6,713)	$4,131

	As of December 31, 2021
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$8,050	$(4,556)	$3,494
Third party guarantee	1,410	(882)	528
No collateral	224	(121)	103
Net loans receivable	$9,684	$(5,559)	$4,125

10.Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	September 30, 2022	December 31, 2021
Accounts payable	$38,676	$37,777
Accrued interest expense	2,960	2,752
Accrued payroll	2,770	2,951
Other current payables/liabilities	4,036	6,002
Total accounts payable and accrued liabilities	$48,442	$49,482

11.Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	September 30, 2022	December 31, 2021
Asset-based Revolving Facility – Interest rate of 9.75% as of September 30, 2022, due on July 21, 2023 (1)	$7,204	9,719
2019 Senior Notes – Interest rate of 8.0% per annum, due on November 1, 2022	17,883	34,057
Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	45,585	42,956
Other loans and borrowings	350	350
Total debt	71,022	87,082
Less: Debt issuance costs	(75)	(469)
Total debt, net	$70,947	$86,613

_____________

(1)	The Asset-based Revolving Facility initially matures on July 21, 2023 and automatically renews for successive one-year terms unless terminated by the Company or the lender.

All dollar amounts expressed in thousands, except per share amounts

During the nine months ended September 30, 2022, the Company made a payment of $18,269 towards the principal balance of the 2019 Senior Notes. This payment was made using funds received as part of the Taunton Facility Transactions, as described in Note 12 — Massachusetts Lease Liability.

Subsequent to September 30, 2022, an additional payment of $7,975 was made towards the 2019 Senior Notes, and the maturity date on the remaining balance of the 2019 Senior Notes was extended to November 14, 2022. See Note 20 — Subsequent Events for further details.

Future maturities of all notes payable as of September 30, 2022 are as follows:

Year ended December 31,	Amount
Remainder of 2022	$27,214
2023	43,383
2024 and thereafter	350
Total	$70,947

12.Massachusetts Lease Liability

On May 16, 2022, the Company, through its subsidiary CAC, completed the acquisition of the Taunton Facility for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to IIP for $40,000 cash consideration. The Company also entered into a long-term lease for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Taunton Financing Liability” or “Massachusetts Lease Liability”). The Taunton Financing Liability matures on May 15, 2042, with two five-year extension options. Lease payments are due monthly, and are subject to an annual escalation of 2.5% after two years. CAC anticipates no disruption to its operations as a result of these transactions.

Of the cash proceeds from IIP used to pay the Taunton Facility purchase price, $25,466 was remitted to an escrow account as a compensating balance to the note payable and the remaining proceeds were used to pay transaction expenses. As of September 30, 2022, there was a balance of $7,259 in the escrow account.

The early lease termination and acquisition of the Taunton Facility resulted in derecognizing a right of use (“ROU”) asset balance of $3,940, and lease liability balance of $4,454; and recognizing land and building balances of $6,266 and $6,268, respectively. The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

As of September 30, 2022, the Taunton Financing Liability had a balance of $39,849. Future maturities of the Taunton Financing Liability as of September 30, 2022 are as follows:

Year ended December 31,	Amount
Remainder of 2022	$1,100
2023	4,400
2024 and thereafter	34,349
Total	$39,849

All dollar amounts expressed in thousands, except per share amounts

13.Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$48	$303	$531	$942
Finance lease cost:
Amortization of lease assets	257	249	771	715
Interest on lease liabilities	112	125	351	367
Finance lease costs	369	374	1,122	1,082
Total lease cost	$417	$677	$1,653	$2,024

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	September 30, 2022	December 31, 2021
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	5.24 years	5.98 years

As a result of the Taunton Facility Transactions, the Company derecognized an ROU asset balance of $3,940 and a lease liability of $4,454. The Company also recognized land and building of $6,266 and $6,268, respectively, in connection with these transactions. See Note 12 — Massachusetts Lease Liability for additional information.

The maturity of the contractual undiscounted lease liabilities as of September 30, 2022 is as follows:

Year ended December 31,	Finance	Operating
Remainder of 2022	$358	$49
2023	1,452	196
2024	1,489	183
2025	1,212	168
2026	926	173
Thereafter	1,295	316
Total undiscounted lease liabilities	6,732	1,085
Interest on lease liabilities	(1,162)	(217)
Total present value of minimum lease payments	5,570	868
Lease liability - current portion	(1,045)	(133)
Lease liability	$4,525	$735

14.Shareholders’ Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of Jimmy Jang, L.P. (“JJ LP”), a subsidiary of the Company, are exchangeable for one Common Share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the three and nine months ended September 30, 2022 and 2021, there were no LP Units of JJ LP converted to Common Shares. As of September 30, 2022 and December 31, 2021, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

All dollar amounts expressed in thousands, except per share amounts

Warrants

The Company did not issue any warrants during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the warrants that remain outstanding as of September 30, 2022:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Warrants issued as part of debt offering	0.33	45,249,520	November 1, 2022
Warrants issued as part of debt offering	0.39	18,360,000	November 20, 2022
Consultant warrants	0.53	750,000	November 22, 2022
Consultant warrants	0.33	500,000	January 28, 2023
Founders separation warrants	1.05	9,045,691	September 30, 2024
		73,905,211

A rollforward of warrant activity for the nine months ended September 30, 2022 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of January 1, 2022	73,905,211	CAD$ 0.44
Exercised	—	—
Balance as of September 30, 2022	73,905,211	CAD$ 0.44

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “Plan”), the Company has reserved 60,000,000 Common Shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or a committee of the Board. “Award” is defined in the Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. Of this amount, 36,731,048 Common Shares are available for issuance as of September 30, 2022.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of January 1, 2022	3,627,081	$0.37
Issued	40	0.23
Forfeited	(355,093)	0.33
Vested	(993,476)	0.33
Unvested as of September 30, 2022	2,278,552	$0.40

During the nine months ended September 30, 2021, the Company issued RSUs totaling 4,290,034. During the three months ended September 30, 2022 and 2021, the Company recorded $82 and $332 of net share-based compensation relating to RSUs, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $506 and $783 of net share-based compensation relating to RSUs, respectively.

The Company recorded additional share-based compensation expense of $117 and $108 for the three months ended September 30, 2022 and 2021, respectively, and $635 and $108 for the nine months ended September 30, 2022 and 2021, respectively, relating to the contingent consideration for milestone payments relating to projects of its joint venture in CGSF Group, LLC (“CGSF”).

All dollar amounts expressed in thousands, except per share amounts

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of January 1, 2022	16,573,380	$0.63	5.34
Forfeited	(6,391,470)	$0.69	—
Balance as of September 30, 2022	10,181,910	$0.60	6.44

For the three months ended September 30, 2021, the Company recorded $37 of net share-based compensation related to these options. During the three months ended September 30, 2022, there were a large number of new option cancellations, which resulted in $13 in expense reversal. For the nine months ended September 30, 2022 and 2021, the Company recorded $86 and $1,143, respectively, of net share-based compensation related to these options.

The following table summarizes the share options that remain outstanding as of September 30, 2022:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	6,309,312	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,703,684
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	10,181,910			7,576,282

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2022	11,804,498	$0.31
Issued	—	—
Forfeited	(296,008)	0.16
Vested	(700,000)	0.51
Unvested as of September 30, 2022	10,808,490	$0.30

The Company did not grant PSUs for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company granted PSUs totaling 11,313,835. During the three months ended September 30, 2022 and 2021, the Company recorded $348 and $372 of net share-based compensation relating to PSUs, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $1,320 and $372 of net share-based compensation relating to PSUs, respectively.

An additional grant of 1,400,000 PSUs was awarded on June 18, 2021 to the Company’s former Chief Executive Officer and current member of the Board in connection with the creation of intellectual property. The vesting of these PSUs is contingent upon subsequent sales of a product by Jupiter. Of these PSUs, 700,000 were outstanding as of September 30, 2022.

All dollar amounts expressed in thousands, except per share amounts

A summary of the PSU awards granted containing market conditions is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
June 18, 2021	$0.4941	December 31, 2024	7,487,351
September 30, 2021	$0.3875	December 31, 2024	2,186,099
December 19, 2021	$0.2263	December 31, 2024	435,040
Total			10,108,490

15.Income (Loss) Per Share

The following is a calculation of basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021:

Income (loss) per share	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net (loss) income attributable to TILT	$(15,691)	$1,026	$(34,371)	$(14,997)
Weighted-average number of shares and units outstanding - basic	375,776,275	371,055,001	375,311,644	368,402,073
Weighted-average number of shares and units outstanding - diluted	N/A	409,696,936	N/A	N/A
(Loss) income per share - basic	$(0.04)	$0.00	$(0.09)	$(0.04)
Income per share - diluted	$ N/A	$0.00	$ N/A	$ N/A

Diluted loss per share for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

16.Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$(9,873)	$(1,068)	$(36,791)	$(16,217)
Income tax benefit (expense)	(5,818)	2,094	2,412	1,220
Effective tax rate	(59%)	196%	7%	8%

The Company is treated as a U.S. corporation under Section 7874 of the Internal Revenue Code (“IRC”) and is expected to be subject to U.S. federal, state and local income tax. However, the Company is expected, regardless of any application of Section 7874 of the U.S. tax code, to be treated as a Canadian resident Company for Canadian income tax purposes. Due to the organizational structure and multinational operations, the Company is subject to taxation in U.S. federal, state and local and Canadian jurisdictions.

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

All dollar amounts expressed in thousands, except per share amounts equity shift that constitutes an ownership change under IRC Section 382 could result in additional limitation of the realization of U.S. federal, state and local income tax attributes.

17.Related Party Transactions

The Company has a payable of $26,592 and $25,519 as of September 30, 2022 and December 31, 2021, respectively, to the Company’s former Chief Executive Officer and current member of the Board for his portion of the amounts payable in connection with the Jupiter acquisition. Of this amount, $22,565 and $21,263 is included in notes payable and $4,027 and $3,895 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The payable is due on April 1, 2023, with $22,565 of the total payable bearing interest at 8.0% and $4,027 of the payable bearing interest at 10.0%.

The Company has a payable to a current member of the Board of $858 and $1,670 as of September 30, 2022 and December 31, 2021, respectively, in connection with the issuance of the 2019 Senior Notes to such director. The payable bears interest at 8.0%, due November 1, 2022, and is included in notes payable in the condensed consolidated balance sheets.

The Company also has a payable of $530 and $1,032 as of September 30, 2022 and December 31, 2021, respectively, in connection with the issuance of the 2019 Senior Notes that is payable to a company partially owned and managed by a current member of the Board. The payable bears interest at 8.0%, due November 1, 2022, and is included in notes payable in the condensed consolidated balance sheets.

In relation to its joint venture in Standard Farms New York, LLC (“SFNY”), the Company has a payable of $350 due to Conor Green Consulting, LLC (“Conor Green”) as of September 30, 2022. No amount was due to SFNY as of December 31, 2021. The payable does not bear interest, has no defined due date, and is included in notes payable in the condensed consolidated balance sheets.

18.Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in Note 9 — Loans Receivable. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2022	$108
2023	450
2024	463
2025	477
2026	492
2027 and thereafter	1,028
Total	$3,018

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

All dollar amounts expressed in thousands, except per share amounts

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

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to certain Baker Technologies, Inc. and subsidiaries (collectively, “Baker”) matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020, the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM. After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company. At a mediation held on June 24, 2022, the parties agreed on a settlement which is currently in the process of being documented. The amount reserved for settlement is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finders’ Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is currently set to close at the end of November 2022.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. This lawsuit is presently in the discovery phase. Jupiter, through its counsel, has analyzed the claims and is vigorously defending the lawsuit. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.:IPR2022-00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied October 11, 2022.

19.Reportable Segments and Revenue

The Company operates in four reportable segments: cannabis segment (SVH, Standard Farms, LLC (“Standard Farms PA”), Standard Farms Ohio, LLC (“Standard Farms OH”) and Baker), accessories (Jupiter), corporate, and other (White Haven RE, LLC, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis)

All dollar amounts expressed in thousands, except per share amounts devices and systems. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	For the three months ended September 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,175	$28,799	$—	$—	$40,974
Inter-segment revenue	—	(487)	—	—	(487)
Net revenue	$12,175	$28,312	$—	$—	$40,487
Share-based compensation	—	—	418	115	533
Depreciation and amortization	672	3,712	13	197	4,594
Wages and benefits	1,912	1,159	1,810	—	4,881
Impairment loss	—	—	175	—	175
Interest expense	1,350	402	2,398	—	4,150
Loan receivable losses	—	—	133	—	133
Net loss	(4,513)	(1,739)	(9,297)	(142)	(15,691)

	For the three months ended September 30, 2021
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$11,222	$42,292	$—	$—	$53,514
Inter-segment revenue	—	(152)	—	—	(152)
Net revenue	$11,222	$42,140	$—	$—	$53,362
Share-based compensation	—	—	849	—	849
Depreciation and amortization	534	3,696	16	183	4,429
Wages and benefits	925	1,254	2,990	—	5,169
Impairment loss	59	—	135	—	194
Interest expense	88	135	2,626	—	2,849
Net income (loss)	2,315	(1,407)	276	(158)	1,026

	For the nine months ended September 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$35,657	$95,507	$—	$—	$131,164
Inter-segment revenue	—	(1,270)	—	—	(1,270)
Net revenue	$35,657	$94,237	$—	$—	$129,894
Share-based compensation	—	—	1,912	633	2,545
Depreciation and amortization	1,967	11,121	40	584	13,712
Wages and benefits	5,163	3,579	7,642	—	16,384
Impairment loss	697	6,669	175	—	7,541
Interest expense	2,038	1,242	7,447	—	10,727
Loan losses	—	—	1,154	—	1,154
Net loss	(7,674)	(17,488)	(8,574)	(643)	(34,379)

All dollar amounts expressed in thousands, except per share amounts

	For the nine months ended September 30, 2021
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$32,961	$116,434	$—	$—	$149,395
Inter-segment revenue	—	(747)	—	—	(747)
Net revenue	$32,961	$115,687	$—	$—	$148,648
Share-based compensation	—	—	2,406	—	2,406
Depreciation and amortization	1,635	11,039	83	504	13,261
Wages and benefits	2,486	3,667	7,648	—	13,801
Impairment loss	59	—	135	—	194
Interest expense	539	219	6,866	—	7,624
Net income (loss)	4,738	(4,589)	(14,929)	(217)	(14,997)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the three months ended September 30, 2022
	US	Canada	Other	Total
Revenue	$36,599	$3,806	$82	$40,487
Gross profit	8,392	1,111	34	9,537

	For the three months ended September 30, 2021
	US	Canada	Other	Total
Revenue	$50,754	$2,536	$72	$53,362
Gross profit	11,839	717	26	12,582

	For the nine months ended September 30, 2022
	US	Canada	Other	Total
Revenue	$119,876	$9,686	$332	$129,894
Gross profit	26,982	2,720	133	29,835

	For the nine months ended September 30, 2021
	US	Canada	Other	Total
Revenue	$140,565	$7,862	$221	$148,648
Gross profit	36,480	2,448	88	39,016

20.Subsequent Events

Pennsylvania Transaction

On October 24, 2022, the Company and IIP entered into a fourth amendment (the “Fourth Amendment”) to the Purchase and Sale Agreement. The Fourth Amendment extends the investigational period under the Purchase and Sale Agreement to a date that is on or before December 31, 2022. The Fourth Amendment also allows the Company to set the closing date of the Pennsylvania Transaction upon five business days’ notice to IIP, provided the closing date is not extended beyond December 31, 2022.

Amendments to 2019 Senior Notes

On October 24, 2022, the Company’s subsidiaries, JJ LP, Baker, Jupiter and CAC (collectively, the “Subsidiaries”) and certain holders (the “Participating Note Holders”) each entered into the first amendment (collectively, the “First Note Amendments”) to the 2019 Senior Notes. The First Note Amendments extend the maturity date of approximately $9,600 in outstanding principal amount of the 2019 Senior Notes (the “Extended Notes”) from November 1, 2022 to November

All dollar amounts expressed in thousands, except per share amounts

14, 2022 (the “New Maturity Date”). The First Note Amendments also amend the interest rate so that the Extended Notes will accrue interest at the prime rate plus 8.5% until the New Maturity Date. The material terms of the 2019 Senior Notes (other than the maturity date and the interest rate of the Extended Notes) were not changed by the First Note Amendments. Corner Health, LLC, one of the Participating Note Holders, is an entity partially owned and managed by Jane Mathieu, a member of the Company’s Board of Directors. Mark Scatterday, one of the Participating Note Holders, is the former Chief Executive Officer of the Company and a current member of the Company’s Board of Directors.

Further, on October 24, 2022, the Subsidiaries and the noteholder representative, on behalf of all holders of the 2019 Senior Notes, entered into the second amendment to the 2019 Senior Notes (the “Second Note Amendment”). The Second Note Amendment clarifies that the Participating Note Holders waive any right to pro rata payment for any payments that may be made on the 2019 Senior Notes on or before November 1, 2022. The remaining balance of the 2019 Senior Notes not included in the Extended Notes of $7,975 was repaid on October 27, 2022.

On November 14, 2022, the Subsidiaries and the noteholder representative representing the Participating Note Holders, entered into the third amendment to the 2019 Senior Notes (the “Third Note Amendment”). The Third Note Amendment extends the maturity date of the Extended Notes from November 14, 2022 to December 31, 2022. The material terms of the 2019 Senior Notes (other than the maturity date) were not changed by the Third Note Amendment. Corner Health, LLC, one of the Participating Note Holders, is an entity partially owned and managed by Jane Mathieu, a member of the Board of Directors of the Company. Mark Scatterday, one of the Participating Note Holders, is the former Chief Executive Officer of the Company and current member of the Company’s Board of Directors.

Warrants Expiration

On November 1, 2022, 45,249,250 warrants issued in conjunction with the 2019 Senior Notes expired and are no longer exercisable.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Item 1A. "Risk Factors" of the Form 10. Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

All dollar amounts presented in this MD&A are presented in thousands of U.S. dollars (“USD$”, “$”, or “US$”), except per share amounts, unless otherwise indicated.

Overview

The Company was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company’s head office is located in Phoenix, Arizona and its registered office is located in Vancouver, British Columbia.

The Company operates through two business divisions: inhalation technology and cannabis. The inhalation technology division encompasses the Jupiter Research LLC (“Jupiter”) business, through which the Company sells vape and accessory products and services to regulated markets across 37 states in the United States (“U.S.”), as well as Canada, Israel, South America and the European Union. The cannabis division includes operations in Massachusetts at Commonwealth Alternative Care (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio, LLC (“Standard Farms OH”).

Through the Company’s CAC operations, the Company operates a vertically integrated marijuana facility in Taunton, Massachusetts, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales and a dispensary, also dually licensed for both medical and adult-use retail sales, in Brockton, Massachusetts. CAC also has another medical dispensary operating in Cambridge, Massachusetts. Through these operating facilities the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

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

Recent Developments in the Quarter

On April 19, 2022, the Company entered into a definitive purchase and sale agreement (the “Purchase and Sale Agreement”) between its subsidiary, White Haven RE, LLC, and an affiliate of Innovative Industrial Properties, Inc. (“IIP”) contemplating the sale and leaseback of the Company’s cultivation and production facility in White Haven, Pennsylvania (the “Pennsylvania Transaction”) in exchange for $15,000 cash. In accordance with the terms of the Pennsylvania Transaction, the Company’s subsidiary, Standard Farms PA, will also execute a long-term, triple-net lease

All dollar amounts expressed in thousands, except per share amounts agreement. The term lease agreement will be 20 years, with two 5-year extensions exercisable at the tenant’s discretion. Standard Farms PA anticipates no disruption to its operations as a result of the transaction. The Pennsylvania Transaction is subject to various closing conditions, including standard property/title inspections and appraisals. On September 30, 2022, the Company and IIP entered into a third amendment (the “Third Amendment”) to the Purchase and Sale Agreement. The Third Amendment extended the investigational period under the Purchase and Sale Agreement to a date on or before November 1, 2022. The Third Amendment also allowed for closing of the contemplated sale and leaseback to occur simultaneously with the expiration of the investigational period. See Note 20 — Subsequent Events for further details.

On July 11, 2022, the Company announced that it began construction on Little Beach Harvest, a 5,000 square-foot cannabis dispensary located on Shinnecock Indian Nation’s (“Shinnecock Nation”) tribal territory in Southampton, New York. This wholly tribal-owned cannabis operation is the result of a partnership between the Company and the Shinnecock Nation. The dispensary is expected to be completed by early Q1 2023.

On August 30, 2022, the Company announced its subsidiary, CAC, had passed its final inspection and received approval from the Cannabis Control Commission (“CCC”) to commence operations for the medical use of marijuana at its 5,100 square-foot Cambridge dispensary. The doors of the dispensary opened for medical retail sales on September 2, 2022.

Please refer to Note 20 — Subsequent Events for information regarding post-quarter developments.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” of the Form 10 filed with the SEC and on SEDAR at www.sedar.com, for discussions of other risks that may affect the Company.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized the coronavirus 2019 disease (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the nine months ended September 30, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues, net	$40,487	$53,362	$129,894	$148,648
Cost of goods sold	(30,950)	(40,780)	(100,059)	(109,632)
Gross profit	9,537	12,582	29,835	39,016
Operating loss	(6,097)	(3,493)	(27,155)	(5,351)
Total other income (expense)	(3,776)	2,425	(9,636)	(10,866)
Loss from operations before income tax and non-controlling interest	(9,873)	(1,068)	(36,791)	(16,217)
Net (loss) income before non-controlling interest	(15,691)	1,026	(34,379)	(14,997)
Net loss attributable non-controlling interest	-	-	8	-
Net (loss) income attributable to TILT Holdings Inc.	(15,691)	1,026	(34,371)	(14,997)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

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

Revenue for the three months ended September 30, 2022 was $40,487, down from $53,362 for the three months ended September 30, 2021, reflecting a year-over-year decrease of $12,875 or 24%. The decrease was primarily attributable to Jupiter which decreased revenue by $13,828 or 33%, mainly driven by lower sales volume due to the timing of bulk purchases by certain larger customers. Partially offsetting Jupiter’s revenue decrease, revenue in cannabis operations for the three months ended September 30, 2022 increased by $953 or 8% year-over-year, primarily in Massachusetts retail operations following the activation of two adult-use licenses in November and December 2021 and a further medical license in September 2022, partially offset by a decrease in Massachusetts wholesale revenue driven mainly by increased competition and the resulting price compression in that market. Additionally, revenue from both Ohio and Pennsylvania wholesale cannabis operations increased year-over-year, driven by increased sales volume mainly as a result of increased in-house and brand partner product offerings.

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

Cost of goods sold for the three months ended September 30, 2022 was $30,950, down from $40,780 for the three months ended September 30, 2021 reflecting a year-over-year decrease of $9,830 or 24%, driven by decreased sales volume at Jupiter, partially offset by increased sales volume across wholesale and retail cannabis operations.

The Company’s gross profit for the three months ended September 30, 2022 was $9,537, down from $12,582 for the three months ended September 30, 2021, which reflects a year-over-year decrease of $3,045 or 24%. Gross margin was 24% for both the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit was mainly due to decreased revenue year-over-year at Jupiter and price compression in Massachusetts cannabis operations.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,	September 30,
	2022	2021
Wages and benefits	$4,881	$5,169
General and administrative	4,643	5,113
Sales and marketing	808	321
Share-based compensation	533	849
Depreciation and amortization	4,594	4,429
Impairment loss and loss on disposal of assets	175	194
Total operating expenses	$15,634	$16,075

Total operating expenses for the three months ended September 30, 2022 was $15,634, a decrease of ($441) or 3% year-over-year from $16,075. The decrease was primarily in general and administrative expense mainly driven by a one-time insurance reimbursement during the three months ended September 30, 2022 related to certain prior litigation. This was partially offset by an increase in sales and marketing costs primarily due to increased marketing expenses to drive growth in expanded Massachusetts retail operations and increase support for the Company’s various in-house cannabis brands.

Impairment Losses

During the three months ended September 30, 2022, it was determined that certain assets held for sale had a carrying value greater than their fair market value. As a result, the Company recorded an impairment loss of $175 to bring these assets held for sale to fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Income (Expense)

Other income (expense) for the three months ended September 30, 2022 was ($3,776), a decrease of $6,201 from other income of $2,425 for the three months ended September 30, 2021 primarily driven by the $4,594 decrease in non-cash income due to the change in fair value of warrant liabilities. The decrease is driven by the revaluation at each reporting date of the fair value of the Company’s warrant liabilities, which is primarily based on changes to the share price input to the Black-Scholes option pricing model. Additionally impacting other income, interest expense increased $1,301 year-over-year primarily driven by finance expense related to the lease liability at the Company’s Taunton, Massachusetts cannabis facility, partially offset by decreased corporate interest expense as a result of principal payments made to holders of the Company’s 2019 Senior Notes described in Note 11 – Notes Payable. Loan receivable losses increased $133 driven by the Company’s current expected credit losses (“CECL”) analysis of loans receivable. CECL are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts.

Net Income (Loss)

The Company recorded net loss of $15,691 for the three months ended September 30, 2022 compared to net income of $1,026 for the prior year, for an increase in net loss of $16,717 as a result of the factors noted above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

Revenue for the nine months ended September 30, 2022 was $129,894, down from $148,648 for the nine months ended September 30, 2021, reflecting a year-over-year decrease of $18,754 or 13%. The decrease was primarily attributable to decreased sales volume at Jupiter which decreased revenue by $21,450 or 19% mainly driven by the timing of purchases by certain larger customers. Partially offsetting this decrease, revenue in cannabis operations for the nine months ended September 30, 2022 increased $2,696 or 8% year-over-year, primarily due to sales volume growth in the Company’s Massachusetts operations driven mainly by adult-use retail sales following the expansion of retail operations described above and by a broader portfolio of partner brand products. A broader portfolio of both in-house and partner brand products also drove an increase in revenue from Ohio cannabis operations, though this increase was partially offset by a decrease in revenue from Standard Farms PA as a result of increased competition and lower sales volume.

Cost of Goods Sold, Gross Profit and Gross Margin

Cost of goods sold for the nine months ended September 30, 2022 was $100,059, down from $109,632 for the nine months ended September 30, 2021 reflecting a year-over-year decrease of $9,573 or 8.7%, driven mainly by decreased year-over-year sales volume at Jupiter, partially offset by increased cost of goods sold in cannabis operations primarily attributable to increased sales volume.

The Company’s gross profit for the nine months ended September 30, 2022 was $29,835, down from $39,016 for the nine months ended September 30, 2021, which reflects a year-over-year decrease of $9,181 or 24%, mainly due to the decreased revenue in the inhalation technology division. Gross margin was 23% and 26% in the nine months ended September 30, 2022 and 2021, respectively. The contraction in gross margin was mainly driven by price compression and product mix.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 was $56,990 an increase of $12,623 or 28% from $44,367 for the prior year period. The increase was primarily due to non-cash impairment losses, mainly driven by impairment of goodwill at Jupiter and replacement of lighting equipment at CAC. Additionally, there were year-over-year increases in wages and benefits expense, sales and marketing expense, and depreciation and amortization, primarily driven by the expansion of retail cannabis operations. Additionally, general and administrative expense increased due to the

All dollar amounts expressed in thousands, except per share amounts expansion of CAC and related hiring costs as the Company centralizes certain functions in the corporate office, partially offset by a one-time insurance reimbursement related to certain past litigation.

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Wages and benefits	$16,384	$13,801
General and administrative	15,007	14,003
Sales and marketing	1,801	702
Share-based compensation	2,545	2,406
Depreciation and amortization	13,712	13,261
Impairment loss and loss on disposal of assets	7,541	194
Total operating expenses	$56,990	$44,367

Impairment Losses

The Company incurred impairment losses in the nine months ended September 30, 2022 of $7,541, primarily in goodwill impairment. The goodwill impairment was related to interim impairment testing and based on the test results for Jupiter, the carrying amount of the reporting unit exceeded its estimated recoverable amount by $6,668. Consequently, an impairment loss was recorded against goodwill at Jupiter. In addition, in connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the nine months ended September 30, 2022, the Company replaced existing lights in its Taunton Facility (as defined below) with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights. Additionally, based on the fair market value of certain assets as of the end of the period, an impairment loss of $175 was recorded against assets held for sale.

Total Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2022 was ($9,636), a decrease of $1,230 from the prior year period primarily due to the change in fair value of warrant liabilities and a decrease in unrealized loss on investments related to a one-time loss in the prior year period on the Company’s 2018 investment in a cannabidiol startup, partially offset by increased interest expense mainly driven by the lease liability at the Company’s Taunton Facility (as defined below), increased loan receivable losses and decreased interest income.

For the nine months ended September 30, 2022, the Company recorded loan losses of $1,154 as a result of the analysis of CECL.

Net Income (Loss)

The Company recorded a net loss attributable to the Company of $34,371 for the nine months ended September 30, 2022 compared to a net loss attributable to the Company of $14,997 for the prior year period, for an increase in net loss of $19,374 or 129% as a result of the factors noted above.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

All dollar amounts expressed in thousands, except per share amounts

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $34,381 during the nine months ended September 30, 2022 and has an accumulated deficit of $890,619 as of September 30, 2022. As of September 30, 2022, the Company had negative working capital of $36,675 (compared to positive working capital of $1,116 as of December 31, 2021). The negative working capital is related to the Company’s senior secured promissory notes issued on November 1, 2019 (the “2019 Senior Notes”) and junior notes becoming due within the next 12 months.

On May 16, 2022, through its subsidiary CAC, the Company completed the previously announced acquisition of a facility in Taunton, Massachusetts (the “Taunton Facility”). Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the purchase of the Taunton Facility, the “Taunton Facility Transactions”) to IIP. See Note 12 — Massachusetts Lease Liability for further details.

During the three months ended September 30, 2022, the Company used a portion of the net proceeds from the Taunton Facility Transactions to pay $18,269 towards the principal balance of the 2019 Senior Notes. The Company made a further payment of $7,975 towards the 2019 Senior Notes subsequent to the end of the reporting period. See Note 20 — Subsequent Events for further details.

On April 19, 2022, the Company entered into the Purchase and Sale Agreement for the contemplated Pennsylvania Transaction in exchange for $15,000 cash. On September 30, 2022, the Company and IIP entered into the Third Amendment extending the investigational period under the Purchase and Sale Agreement to a date on or before November 1, 2022 and allowing for closing of the Pennsylvania Transaction to occur simultaneously with the expiration of the investigational period. See Note 20 — Subsequent Events for details regarding other significant events related to the Pennsylvania Transaction.

The Company expects that the proceeds from the Taunton Facility Transactions and pending Pennsylvania Transaction will be sufficient to address a portion of its debt maturities occurring in December 2022 and pay all obligations on maturities occurring in April 2023 and remains in discussions with debt holders to finalize the future debt structure of the Company in order to achieve an improved capital structure with extended maturities. The Company’s liquidity will depend, in large part, on its success with these discussions and/or its ability to raise additional capital to address its remaining debt maturities, generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

As of September 30, 2022 and December 31, 2021, the Company had total current assets of $92,993 and $100,613, respectively, which represents a decrease of $7,620. The decrease in total current assets is primarily due to a decrease in trade receivables and inventory, partially offset by an increase in restricted cash and cash and cash equivalents.

Additionally, as of September 30, 2022 and December 31, 2021, the Company had total current liabilities of $129,668 and $99,497, respectively, which represents an increase of $30,171. The increase in total current liabilities is primarily related to the increases in the current portions of notes payable and Massachusetts Lease Liability. This was partially offset by decreases in warrant liability, deferred revenue and operating lease liabilities.

Based on the Company’s operating plans for the next 12 months which include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production costs as a result of maturing efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) increasing cash inflows from the 2022 activation of a medical dispensary license; (v) increasing cash inflows from the monetization of certain assets; (vi) obtaining other financings as necessary; and (vii) refinancing of debt obligations and extension of maturities with banking partners and note holders, the Company believes that it has adequate resources to fund the operations during the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by (used in) operating activities	$8,292	$(3,934)
Net cash (used in) provided by investing activities	(15,962)	1,141
Net cash provided by financing activities	17,297	2,089
Effect of foreign exchange on cash and cash equivalents	(6)	(5)
Net changes in cash and cash equivalents	$9,621	$(709)

For the nine months ended September 30, 2022, cash was provided by (used in):

●	Operating activities: $8,292. The cash provided by operating activities for the nine months ended September 30, 2022, increased $12,226 as compared to the nine months ended September 30, 2021. The increase was primarily driven by the reduction of accounts receivable and conversion of inventory.
●	Investing activities: ($15,962). The cash used in investing activities for the nine months ended September 30, 2022, decreased $17,103 as compared to the nine months ended September 30, 2021. The decrease was mainly related to the Taunton Facility Transactions described in Note 12 – Massachusetts Lease Liability.
●	Financing activities: $17,297. The cash provided by financing activities for the nine months ended September 30, 2022 increased $15,208 as compared to the nine months ended September 30, 2021. The increase was mainly related to the Taunton Facility Transactions described in Note 12 – Massachusetts Lease Liability and Jupiter’s asset-based revolving credit facility entered into in July 2021 described in Note 11 – Notes Payable.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the nine months ended September 30, 2022 from those previously disclosed in Item 2., “Financial Information” in our Form 10.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 15. Note 2 of our Audited Consolidated Financial Statements for the years ended December 31, 2021 and 2020 in our Form 10 and the “Recent Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Regulation of Cannabis in the U.S. Federally

The U.S. federal government regulates drugs through the CSA (21 U.S.C. § 811). Pursuant to the CSA, cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the U.S., lacks safety for use under medical supervision and has a high potential for abuse. The DOJ defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.”

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

All dollar amounts expressed in thousands, except per share amounts

Regulation of Cannabis at State Levels

Below is a summary of the licensing and regulatory framework in the markets where, as of September 30, 2022, the Company held licenses and had direct or indirect involvement with the U.S. cannabis industry, followed by outlines of the regulatory framework in each of the relevant states.

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

3 Medical Marijuana Treatment Center licenses with authorization to commence operations (all operational);
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

Massachusetts

Massachusetts became the eighteenth state to legalize medical marijuana when voters passed a ballot measure in 2012. Adult-use (recreational) marijuana is legal in Massachusetts as of December 15, 2016, following the passage of a ballot initiative in November of that year. The CCC, a regulatory body created in 2016, oversees both the Medical Use of Marijuana Program and the Adult Use of Marijuana Program.

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

All dollar amounts expressed in thousands, except per share amounts

Indirect Control, or Licensee, is limited to a total of 100,000 square feet of cultivation “canopy” distributed across no more than three adult-use Marijuana Cultivator licenses and three MTC licenses.

The Company, through its wholly owned subsidiary CAC, holds three operational vertically integrated MTC licenses, with medical dispensary locations in Brockton, Taunton and Cambridge, and medical cultivation and product manufacturing operations in Taunton. CAC has also received final licenses (including authorization to commence operations) for its adult-use retailer operations in Taunton and Brockton, as well as its adult-use cultivator and product manufacturer operations in Taunton. The Company is in compliance with Massachusetts state law and the related licensing framework.

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

In October 2022, the PA DOH finalized its medical marijuana regulations. The final regulations did not take effect during this quarterly period, and a description of the changes to the medical marijuana program as a result of the final regulations will be included in the next quarterly report.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under U.S. federal law. For the reasons described above and the risks further described in this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” in the Form 10, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors contained in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in the Form 10.

The Company’s Balance Sheet and Operating Statement Exposure to U.S. Marijuana Related Activities

The following represents the portion of certain line items on the Company’s Financial Statements that pertain to U.S. cannabis activity1for2 the nine months ended September 30, 2022:

	U.S. marijuana-related activities
Balance Sheet line items	Licensed[1]	Unlicensed[2]
Cash and cash equivalents	63%	17%
Trade receivables and others	14%	86%
Inventories	53%	47%
Other current assets	14%	18%
Property, plant and equipment	87%	11%
Intangible assets	19%	81%
Goodwill	11%	89%
Other assets	31%	58%
Accounts payable and accrued liabilities	13%	64%
Income taxes	0%	(255)%
Other current liabilities	7%	15%
Other long-term liabilities	97%	2%

Income Statement line items
Revenue	27%	73%
Gross profit	42%	58%
Operating expenses	21%	45%
Total other Income (Expense)	73%	157%
Income tax expense	0%	187%

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to those previously disclosed in Item 8 of the Form 10 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Refer to Note 18 – Commitments and Contingencies for additional information on the Company’s legal proceedings.

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

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is currently set to close at the end of November 2022.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. This lawsuit is presently in the discovery phase. Jupiter, through its counsel, has analyzed the claims and is vigorously defending the lawsuit. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.:IPR2022‑00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied October 11, 2022.

On October 14, 2021, the Company announced that it was supporting Shenzhen Smoore Technology Limited (“Smoore Technology”) in a complaint filed with the U.S. International Trade Commission (“ITC”) to defend against certain intellectual property infringements of CCELL® branded vape products. The Company is one of two authorized distributors of CCELL branded vape hardware and associated products in the U.S., and has been pivotal to the formation of the domestic industry for oil vaping cartridges in the U.S. In recent years, several vape brands, importers and retailers

All dollar amounts expressed in thousands, except per share amounts have distributed products that infringe upon CCELL’s patent and trademark rights. Through the complaint filed with the ITC, Smoore Technology requested that the ITC institute an investigation into those intellectual property infringements. The ITC granted the institution request on November 4, 2021, commencing an investigation. Smoore Technology has requested that the ITC issue an exclusion order to block infringing products from importation into the U.S. If granted, the requested remedy will help protect the market and customers from lower quality infringing products that do not meet the CCELL brand's exacting standards. The ITC trial took place in August 2022 and a decision is expected in January 2023.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10 filed with the SEC and on SEDAR at www.sedar.com, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities.

Other than as described below, there have been no material changes since the filing of the Form 10 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

The Rohrabacher-Farr Amendment may not be renewed, potentially resulting in DOJ enforcement activities against entities in the cannabis industry.

An appropriations rider contained in various federal appropriations and spending bills since 2014 (formerly known as the ‘Rohrabacher-Farr’ Amendment); now known as the Joyce Amendment (the “Joyce Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot prosecute medical cannabis operators complying strictly with state medical cannabis laws. The Joyce Amendment does not protect state-legal adult-use businesses, and the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. If the Joyce Amendment expires and is not renewed, federal prosecutors could prosecute even compliant medical cannabis operators for conduct within the five-year statute of limitations. On September 30, 2022 the Joyce Amendment was most recently reviewed with the signing of a stopgap spending bill, H.R.6833 — Continuing Appropriations and Ukraine Supplemental Appropriations Act 2023, which provides fiscal year appropriations to federal agencies through December 16, 2022. While this current appropriations rider only applies to jurisdictions authorizing medical cannabis-related activities, supportive legislators continue their efforts to amend future appropriations bills to extend the prohibition on the use of federal enforcement funds against the implementation of state cannabis programs regulating cannabis for either medical or adult-use purposes.

Pursuant to the Joyce Amendment, through December 16, 2022, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws. President Biden became the first president to propose a budget with the Joyce Amendment included. If the Joyce Amendment or an equivalent thereof is not successfully included in the next or any subsequent federal omnibus spending bill, the protection which has been afforded thereby to U.S. medical cannabis businesses in the past would lapse, and such businesses would be subject to a higher risk of prosecution under federal law.

Although unlikely, there is a possibility that all amendments may be banned from federal omnibus spending bills, and if this occurs and the substantive provisions of the Joyce Amendment are not included in the base federal omnibus spending bill or other law, these protections would lapse.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Letter Agreement dated September 9, 2022 by and between TILT Holdings Inc. and Marshall Horowitz.
10.2

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 30th day of September 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 30, 2022).

10.3

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 24th day of October 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on October 28, 2022).

10.4	Form of Amendment No. 1 to the Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the SEC on October 28, 2022).
10.5	Amendment No. 2 to Promissory Note, dated as of October 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed with the SEC on October 28, 2022).
10.6	Amendment No. 3 to Promissory Note, dated as of November 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 14, 2022).
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

Date: November 14, 2022	TILT HOLDINGS INC.

By:	/s/ Gary F. Santo, Jr.
Gary F. Santo, Jr.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Brad Hoch
Brad Hoch
Chief Financial Officer (Principal Financial Officer)