Form 10-K
period 2022-12-31
TILT Holdings Inc.
filed 2023-03-16
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

TILT Holdings Inc.

(Exact name of registrant as specified in its charter)

British Columbia	83-2097293
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2801 E. Camelback Road #180
Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

(623) 887-4990
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common shares, without par value, of TILT Holdings Inc. held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the NEO Exchange, converted to USD using the exchange rate provided by the Bank of Canada on June 30, 2022 of USD 1.00 = CAD$ 1.2886 was $52,122,414.

As of February 28, 2023, there were 333,776,512 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares, and zero compressed shares, without par value, of TILT Holdings, Inc. outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TILT HOLDINGS INC.

USE OF NAMES AND CURRENCY

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “TILT” refer to TILT Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$,” “USD” or “USD$” in this Annual Report on Form 10-K refer to United States dollars, and all references to “C$,” “CAD” or “CAD$” refer to Canadian dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and United States (“U.S.”) securities laws (collectively, “forward-looking statements”). Such statements include, but are not limited to, statements with respect to expectations, projections, or other characterizations of future events or circumstances, and the Company’s objectives, goals, strategies, beliefs, intentions, plans, estimates, projections and outlook, including statements relating to the Company’s plans and objectives, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities. These statements are subject to certain risks, assumptions and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. The words “believe”, “plan”, “intend”, “estimate”, “expect”, “likely”, “potential”, “proposed,” “scheduled,” “forecast” or “anticipate”, and similar expressions, as well as future or conditional verbs such as “will”, “should”, “would,” “may”, “might” and “could” identify forward-looking statements.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); risks related to the enforcement activities by the U.S. Department of Justice (“DOJ”); reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened security by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents, and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to compliance with data privacy laws, rules, and regulations; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQX; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

The forward-looking information and statements contained in this Annual Report on Form 10-K represent our views and expectations as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

PART I

ITEM 1. BUSINESS

General

TILT is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation, and production, TILT services brands and cannabis retailers in regulated markets across 39 states in the U.S., as well as Canada, Israel, Mexico, South America, and the European Union.

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) (“BCBCA”) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta and Ontario and its common shares (the “Common Shares”) are listed for trading on the NEO Exchange under the symbol “TILT.” In addition, the Common Shares are quoted on the OTCQX in the U.S. under the symbol “TLLTF.”

The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow St #2400, Vancouver, British Columbia V6E 0C5.

Principal Products and Services

The Company operates through two business divisions: Inhalation Technology and Cannabis.

Inhalation Technology — Jupiter

The Inhalation Technology division encompasses the business of Jupiter Research, LLC (“Jupiter”) which is a leading participant in the cannabis vape and accessory product market. Through the Inhalation Technology division, the Company sells vape and accessory products and services to brand partners and cannabis retailers in regulated markets across 39 states in the U.S., and internationally in Canada, Israel, Mexico, South America, and the European Union. The Company’s business model leverages in-house technical and product design acumen along with supply chain expertise to deliver customized hardware, accessories, technology and packaging solutions, which enables cannabis brands to differentiate their product in the marketplace. For the vast majority of its hardware products, Jupiter partners with Shenzhen-based Smoore Technology Limited (“Smoore Technology”) to incorporate industry-leading CCELL® technology into Jupiter’s product solutions, and Jupiter is one of only six licensed resellers of CCELL® technology. The Company maintains a research and development lab to introduce innovative new products to the market, expanding the offerings of the Inhalation Technology division.

Cannabis

In the Cannabis division, the Company supports third-party cannabis clients through turn-key retail, distribution, cultivation and manufacturing offerings. The Company offers these products and services in Massachusetts, Pennsylvania and Ohio. The Company’s contract manufacturing and distribution network grants its cannabis clients efficient access to these fast growing, limited license markets. The following reflects a summary of the Company’s Cannabis operations and assets in each market:

Cannabis — Massachusetts

In Massachusetts, the Company operates through its wholly owned subsidiary, Commonwealth Alternative Care, Inc. (“CAC”). CAC operates a vertically integrated marijuana facility in Taunton, Massachusetts (the “Taunton Facility”), dually licensed for both medical and adult-use operations. The Taunton Facility includes over 60,000 square feet dedicated

All dollar amounts expressed in thousands, except per share amounts to cultivation, 8,000 square feet of production and 2,400 square feet of onsite retail dispensary space. At its Taunton Facility, CAC operates a full commercial kitchen and extraction facility producing packaged units across dozens of demand-driven stock keeping units (“SKUs”). CAC produces a variety of cannabis flower, vape cartridges, concentrates, edibles and topicals under its house brand Standard Farms and its brand partner products.  CAC also distributes these SKUs to other licensed cannabis operators in the Commonwealth of Massachusetts via wholesale and to both registered patients of the Massachusetts Medical Use of Marijuana Program and as adult-use consumers via retail and direct delivery. In addition to its Taunton facility, CAC has two dispensary locations: one is operational for medical/adult-use in the City of Brockton, and the other is operational for medical retail sales in the City of Cambridge.

Cannabis — Pennsylvania

The Company cultivates cannabis plants and manufactures medical cannabis products in Pennsylvania through its wholly owned subsidiary, Standard Farms LLC (“Standard Farms PA”). Standard Farms PA offers a variety of goods including vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold to approximately 90% of the state’s cannabis dispensaries via wholesale. Standard Farms PA’s greenhouse facility includes 33,500 square feet dedicated to cultivation and maintains the ability to expand that footprint in the future.

Cannabis — Ohio

The Company operates a cannabis extraction facility outside of Cleveland, Ohio through its wholly owned subsidiary, Standard Farms Ohio, LLC (“Standard Farms OH”).  In addition to its fully-equipped industrial kitchen, the approximately 21,000 square foot facility also utilizes CO2 extraction to produce high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles. Standard Farms OH products are sold and distributed throughout the State of Ohio to other licensed cannabis businesses via wholesale.

Cannabis — New York

The Company formed a partnership in August 2021 with the Shinnecock Indian Nation (“Shinnecock Nation”), a federally recognized Native American tribe, to establish vertical cannabis operations on their tribal territory in Long Island, New York. Through a joint venture with the Shinnecock Nation’s cannabis project development firm, Conor Green Consulting, LLC (“Conor Green”), the Company is financing, building and providing management services for Shinnecock Nation’s wholly owned cannabis business, Little Beach Harvest LLC (“Little Beach Harvest”). The project includes a cultivation, processing, extraction and packaging facility; a two-story dispensary with a drive through; and an adjacent wellness lounge. The initial term of the management agreement is for nine years but may be extended up to an additional ten years, pending accomplishment of certain performance-based milestones related to revenue and profitability. On July 11, 2022, the Company announced that it began construction on Little Beach Harvest. The dispensary is expected to be completed in the second quarter of 2023.

Strategy

The Company provides innovative and cost-effective business solutions to its customers across the cannabis industry value chain. The Company’s core mission is to help its customers build brands by offering unique products, solutions and services that deliver added value to consumers, multi-state cannabis operators, licensed producers and cannabis brands around the globe. The Company believes that its clients rely on the Company for its expertise to help address growing supply chain specialization and complexity in cannabis industry retailing and wholesaling. Further, as a result of its extensive Jupiter customer base and differentiated cannabis value proposition, the Company is well positioned to cross-sell services between each business division and its respective customers and partners.

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in 2022

On February 8, 2022, the Company entered into a definitive purchase agreement to exercise its purchase option for ownership of the Taunton Facility for a purchase price of approximately $13,000. Through its subsidiary, CAC, the Company entered into the purchase agreement with the then owner of the Taunton Facility. On May 16, 2022, the Company completed the acquisition of the Taunton Facility through CAC for $13,047 cash consideration. Concurrently with the acquisition, CAC sold the Taunton Facility to Innovative Industrial Properties, Inc. (“IIP”) for $40,000 cash consideration. The Company also entered into a long-term lease with IIP for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”).

On April 19, 2022, the Company entered into a definitive purchase and sale agreement (the “Purchase and Sale Agreement”) between its subsidiary, White Haven RE, LLC, and an affiliate of IIP contemplating the sale and leaseback of the Company’s cultivation and production facility in White Haven, Pennsylvania (the “Pennsylvania Transaction”) in exchange for $15,000 cash. In accordance with the terms of the Pennsylvania Transaction, the Company’s subsidiary, Standard Farms PA, will also execute a long-term, triple-net lease agreement. The term lease agreement will be 15 years, with two 5-year extensions exercisable at the tenant’s discretion. Standard Farms PA anticipates no disruption to its operations as a result of the transaction. On February 15, 2023, the Company completed the Pennsylvania Transaction. See Note 21 — Subsequent Events for additional information.

On July 11, 2022, the Company announced that it began construction on Little Beach Harvest, a 5,000 square-foot cannabis dispensary located on Shinnecock Nation’s tribal territory in Southampton, New York. This wholly tribal-owned cannabis operation is the result of a partnership between the Company and the Shinnecock Nation. The dispensary is expected to be completed in the second quarter of 2023.

On August 30, 2022, the Company announced its subsidiary, CAC, had passed its final inspection and received approval from the Cannabis Control Commission (“CCC”) to commence operations for the medical use of marijuana at its 5,100 square-foot Cambridge dispensary. The doors of the dispensary opened for medical retail sales on September 2, 2022.

On October 24, 2022, the Company’s subsidiaries, Jimmy Jang L.P. (“JJ LP”), Baker Technologies Inc. (“Baker”), Jupiter and CAC (collectively, the “Subsidiaries”) and certain holders (the “Participating Note Holders”) each entered into the first amendment (collectively, the “First Note Amendments”) to the Company’s senior secured promissory notes issued on November 1, 2019 (the “2019 Senior Notes”). The First Note Amendments extended the maturity date of approximately $9,600 in then outstanding principal amount of the 2019 Senior Notes (the “Extended Notes”) from November 1, 2022 to November 14, 2022. The First Note Amendments also amended the interest rate so that the Extended Notes will accrue interest at the prime rate plus 8.5%.

Further, on October 24, 2022, the Subsidiaries and the noteholder representative, on behalf of all holders of the outstanding 2019 Senior Notes, entered into the second amendment to the 2019 Senior Notes (the “Second Note Amendment”). The Second Note Amendment clarified that the Participating Note Holders waive any right to pro rata payment for any payments that may be made on the 2019 Senior Notes on or before November 1, 2022. The remaining balance of $7,975 of the 2019 Senior Notes which was not included in the Extended Notes was repaid by the Company on October 27, 2022.

On November 14, 2022, the Subsidiaries and the noteholder representative representing the Participating Note Holders, entered into the third amendment to the 2019 Senior Notes (the “Third Note Amendment”). The Third Note Amendment extended the maturity date of the Extended Notes from November 14, 2022 to December 31, 2022.

All dollar amounts expressed in thousands, except per share amounts

On December 30, 2022, the Subsidiaries and the Participating Note Holders entered into the fourth amendment to the 2019 Senior Notes (the “Fourth Note Amendment”).

The Fourth Note Amendment extended the maturity date of approximately $2,100 in then outstanding principal amount of the Extended Notes from December 31, 2022 to February 28, 2023.

Additionally, on December 30, 2022, the Company repaid approximately $7,500 of the principal of its remaining 2019 Senior Notes. With the payments described above, the Company successfully retired approximately $33,700 of the $35,800 principal of 2019 Senior Notes that were originally scheduled to mature in November 2022.

Please refer to Note 21 — Subsequent Events included elsewhere in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2022.

Significant Developments in 2021

On March 15, 2021, the Company acquired all assets and assumed all liabilities of Standard Farms OH, a medical cannabis provider focused on cultivation, processing and CO2 extraction for the State of Ohio’s operating dispensaries. The acquisition of Standard Farms OH (the “Standard Farms OH Acquisition”) further expanded the Company’s footprint into a new market, thus providing access to additional customers. The Company’s consideration for the Standard Farms OH Acquisition consisted of $7,550 settled indebtedness to the Company, transferred into ownership interest.

On July 21, 2021, Jupiter entered into a new two-year, $10,000 asset-based revolving credit facility with Entrepreneur Growth Capital, LLC.

On August 24, 2021, the Company announced a partnership with the Shinnecock Nation to establish vertical cannabis operations on their aboriginal tribal territory in the Hamptons on Long Island, New York. Through a joint venture with the Shinnecock Nation’s cannabis project development firm Conor Green, TILT will finance, build and provide management services for the vertical cannabis operations of Shinnecock’s wholly owned cannabis business, Little Beach Harvest. The project will include a cultivation, processing, extraction and packaging facility, a two-story dispensary with drive-thru and an adjacent wellness lounge. A subsidiary of the Company purchased 100% of the Class A membership interests of Standard Farms New York, LLC (“SFNY”), which holds a 75% interest in CGSF Group (“CGSF”), a newly formed joint venture with Conor Green. The Company paid a total of $751 with $400 being paid in cash and $351 paid in Common Shares, in the acquisition of its interests in SFNY and CGSF. Additionally, upon the achievement of certain milestones, the Company will provide for additional consideration of up to 5,673,844 Common Shares, valued at $2,837 upon closing, in share-based payments to Connor Green. Through the agreements between CGSF and Little Beach Harvest, the Company will provide management services to Little Beach Harvest for the development of the facilities, including planning, design and funding of up to approximately $18,000 in capital expenditures in order to provide a fully vertical cannabis operation. The 9% debt financing the Company provides will be repaid through cash flows monthly and is secured by the assets of the project. In exchange for providing management services, SFNY will receive 11.25% of Shinnecock’s gross revenue as well as 18.75% of free cash flows from all Shinnecock cannabis operations during the initial term of up to nine years. The management agreement may be extended up to ten additional years, pending accomplishment of certain performance-based milestones related to revenue and profitability.

On October 27, 2021, the Company closed the sale of substantially all of the assets of Santé Veritas Therapeutics Inc. (“SVT”), an inactive wholly owned subsidiary of the Company, to Meridian 125W Cultivation Ltd. for approximately C$900 in cash. Part of the proceeds were used to resolve outstanding liabilities.

Competition

The Company’s businesses face competition from companies with varying resources, access to public markets, quality of management, geographic reach and strategic focus.

All dollar amounts expressed in thousands, except per share amounts

The Inhalation Technology business competes primarily with distributors of CCELL® vape hardware in the U.S. and Canada. Additionally, the Company competes with CCELL’s direct sales team in the Canadian market. The Company also competes with manufacturers of proprietary cannabis vaporization technologies and views manufacturers of tobacco vaporization technologies as potential future competitors. Product quality, innovation, pricing and availability are important differentiating factors in the vaporization hardware market. The Company believes its commitment to inhalation technology innovation, supply chain management expertise, highly focused sales team and ability to commit balance sheet resources for inventory positioning, among other factors, allows the Company to compete effectively for the wholesale B2B of the Company’s vape and inhalation customers.

The Company’s Cannabis business competes with hundreds of cultivators, manufacturers, distributors and retailers in the Massachusetts, Pennsylvania, and Ohio markets. These competitors range from small family-owned operations to well-capitalized publicly traded multi-state operators. The Company’s Cannabis business operates in states with regulations limiting the number of cannabis licenses that will be awarded, representing a barrier to entry for potential new market participants. The Company believes its partnerships with strong third-party brand companies seeking a presence in the state markets where it operates allows the Company’s Cannabis business to compete in each market. The Company utilizes its in-house expertise on behalf of its brand partners to receive product approvals, scale up production and sell products with effective promotion, packaging, pricing, placement and inventory availability and then bring these brands to market through its wholesale distribution channel.

As cannabis remains federally illegal in the U.S., businesses seeking to enter the industry face challenges when accessing capital. At present, relatively few sources of debt or equity capital and bank lending are available to fund operations in the U.S. cannabis sector. Nevertheless, the Company is well-capitalized, and management believes that significant capital and expertise is required to replicate the Company’s assets and capabilities, which are focused on providing business solutions to B2B customers building enduring brands in the highly competitive U.S. cannabis market.

Intellectual Property

The Company has developed multiple proprietary product features, technologies and processes to ensure the protection of its innovative and quality products. These proprietary technologies and processes include its cultivation and extraction techniques, product formulations and delivery and monitoring systems. While actively pursuing the patenting of these processes and materials, the Company ensures confidentiality through the use of non-disclosure and/confidentiality agreements.

Jupiter has spent considerable time and resources to establish a premium and recognizable brand amongst consumers and retailers in the cannabis industry. As of December 31, 2022, Jupiter had 14 issued patents and 19 pending U.S. and International patent applications, and seven federally registered trademarks with the U.S. Patent and Trademark Office (“USPTO”). All issued patent and trademarks are further described below. The Company maintains an in-house legal team, as well as engages outside legal counsel, to actively monitor and identify potential infringements on Jupiter’s intellectual property.

All dollar amounts expressed in thousands, except per share amounts

Patents

As of December 31, 2022, Jupiter had 14 issued patents and 19 pending U.S. and international patent applications for its vaporizer devices and systems. The following table represents issued patents as of December 31, 2022:

	Country	Patent No.	Issued Date	Title
1	U.S.	D800310	October 17, 2017	Electronic Vaporizer
2	U.S.	10398178	September 3, 2019	Electronic Vaporizer
3	U.S.	10750788	August 25, 2020	Electronic Vaporizer
4	U.S.	11044943	June 29, 2021	Electronic Vaporizer
5	U.S.	D908278	September 21, 2020	Electronic Vaporizer
6	U.S.	10689243	June 23, 2020	Metered Dispensing Device for Plant Extracts
7	U.S.	10875759	September 10, 2020	Metered Dispensing Device for Plant Extracts
8	European Union	DM/212544	February 5, 2021	Monolithic Electronic Vaporizer
9	U.S.	D942,677	February 1, 2022	Liquid Medical Device
10	European Union	DM/214262	May 19, 2021	Liquid Medical Device
11	Australia	202110730	May 14, 2021	Liquid Medical Device
12	U.S.	11297879	April 12, 2022	Pod Vaping System
13	U.S.	11131612	April 26, 2022	Metered Dispensing Device for Plant Extracts
14	U.S.	D948,783	April 12, 2022	Monolithic Electronic Vaporizer

Trademarks

Additionally, as of December 31, 2022, Jupiter had eight registered and one pending trademarks with the USPTO, all pertaining to use of the Jupiter brands and related goods associated with the Jupiter brands and/or names. The following table represents registered trademarks as of December 31, 2022:

		Registration Number/
	Country	Serial Number	Registration Date	Mark
1	U.S.	5326028	October 31, 2017	Liquid
2	U.S.	5367649	January 2, 2018	Liquid 9
3	U.S.	5218409	June 6, 2017	Tear Shape (design)
4	U.S.	5941427	December 24, 2019	Klik
5	Canada	1154585	December 1, 2022	Infinity
6	European Union	18054132	September 5, 2019	Infinity
7	U.S.	6790076	July 12, 2022	Liquid Que
8	U.S.	6609388	January 4, 2022	Dose-cti

Environmental

The Company does not anticipate that environmental protection requirements will have a material financial or operational effect on its capital expenditures, earnings and competitive position in the current financial year or in future years.

Human Capital Resources

When it comes to recruiting and retaining top talent, the Company strives to be an employer of choice. The Company’s organizational culture is led by defined core values, including productivity, profitability and growth. The Company’s aim is to offer a culture and careers that raise the standard of employment success, where taking care of its people and doing what’s right for the business are complimentary imperatives.

All dollar amounts expressed in thousands, except per share amounts

As of December 31, 2022, Company employees worked within five divisions: Corporate Headquarters, Jupiter, Cannabis Massachusetts, Cannabis Pennsylvania, and Cannabis Ohio. The Company’s workforce has 437 workers in total, of which 434 workers are full-time. The combination of employees working onsite and remotely covers 20 states, plus Toronto, Canada.

The Company has a strong, employee-centered culture built by inspiring people. The Company is committed to sustaining a business environment that is respectful, welcoming, equitable and supportive for a diverse range of people. By fostering diversity and leveraging the value of diversity with equity and inclusion, the Company drives better ideas, positive business results and improved service through a deeper connection with the Company’s customers. The Company is formulating strategies and tactics to leverage diversity, equity and inclusion in the Company’s workplace, workforce, customers, communities and vendors. Women and people of color (racial/ethnic minority groups) comprise 53% of the Company’s workforce; 41% in management and 31% in senior management. People with disabilities and military veterans make up 11% and 2% of the Company’s workforce, respectively. The Company has no unionized locations.

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

All dollar amounts expressed in thousands, except per share amounts

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

State laws in the U.S. regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories of the U.S. authorize medical and/or recreational cannabis cultivation, manufacturing, production, distribution and sales by licensed or registered entities, under U.S. federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA. Although the Company’s activities are compliant with applicable U.S. state laws, strict compliance with state laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A. Risk Factors in this Annual Report on Form 10-K.

Legal Advice in Accordance with the Staff Notice

Legal advice has been obtained by the Company regarding applicable U.S. federal and state law.

Regulation of Cannabis at State Levels

Below is a summary of the licensing and regulatory framework in the markets where, as of December 31, 2022, the Company held licenses and had direct or indirect involvement with the U.S. cannabis industry, followed by outlines of the regulatory framework in each of the relevant states.

	License Type Held Directly	Number of Licenses	Number of Licenses/Applications Arising Out
State	and Indirectly by Company	Allowed by Law in State	of Company Direct and Indirect Involvement
Massachusetts	Vertically Integrated Medical Marijuana Treatment Center Cultivator, Product Manufacturer, Retailer (Adult-Use)	A person or entity having direct or indirect control may not hold more than three licenses of the same license type

3 Medical Marijuana Treatment Center Final licenses with authorization to commence operations (all operational);
4 adult-use Marijuana Establishment Final licenses with authorization to commence operations (1 cultivator license; 1 product manufacturer license; and 2 retailer licenses - all operational)

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

All dollar amounts expressed in thousands, except per share amounts

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

Ohio

On June 8, 2016, former Ohio Governor John Kasich signed House Bill (“HB”) 523 into law, sanctioning the use of marijuana for limited medical purposes and establishing a commercial marijuana regulatory regime. Qualifying conditions for access to medical marijuana under the program include, but are not limited to, chronic and severe pain, post-traumatic stress disorder and cancer. Ohio’s medical cannabis program is regulated by both the Ohio Department of Commerce (“Department of Commerce”) and the Ohio Board of Pharmacy (“Ohio Board”). The Department of Commerce is responsible for licensing cultivators, processors and testing laboratories, while the Ohio Board is responsible for registering patients and caregivers as well as licensing medical marijuana dispensaries. Final regulations governing the program, including applications for business licensure, the operation of commercial medical cannabis establishments, physician certifications and patient registration have been adopted.

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

All dollar amounts expressed in thousands, except per share amounts

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

For licensing purposes, the PA DOH split the Commonwealth into six regions. The state initially limited the total number of medical marijuana organizations to twenty-five grower/processors and fifty dispensaries Commonwealth-wide. Each dispensary is permitted to have up to three dispensary sites for a total of 150 potential dispensary locations throughout Pennsylvania. For each dispensary permit, the locations must be within the region where the permit was awarded. For medical marijuana grower/processors, the location is limited to the region where the permit was awarded, but distribution is permissible across all regions. The PA DOH may approve up to ten clinical registrants, with each eligible for only one grower/processor permit and one dispensary permit (each clinical registrant may provide medical marijuana at up to six dispensary locations). Residency is not required to operate a medical marijuana organization in Pennsylvania. Vertical integration is limited, as the PA DOH may not issue more than five grower/processor businesses dispensary permits. In addition, a single entity may not hold more than one grower/processor permit nor more than five dispensary permits.

In June 2021, Governor Wolf signed HB 1024, into law expanding the ability of patients to access medical cannabis and extending certain policies that were temporarily enacted during the beginning of the COVID-19 pandemic. Under HB 1024, the maximum number of clinical registrants was expanded from eight to ten. Additionally, dispensaries are allowed to offer cannabis curbside deliveries; patients can obtain a ninety day instead of the previous thirty-day supply for cannabis and the five person cap on the number of patients that a caregiver can serve was removed indefinitely. Patients can also now consult with authorizing physicians via video conferencing. The law also expanded the pool of eligible conditions to include cancer remission therapy and CNS-related neuropathy as well as eliminated provisions that previously required chronic pain patients to try conventional prescription pain medications prior to using cannabis. Additionally, the law makes it easier for grower/processors to process marijuana that failed tests for yeast and mold into products that are topical in form. The law also expands the number of research facilities that are studying patient response to medical marijuana.

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

In October 2022, the PA DOH finalized its medical marijuana regulations. These final regulations mirror the temporary regulations and reflect the PA DOH’s efforts to keep pace with the growth and evolution of the medical marijuana program. The final regulations include the following notable updates:

•	Expanded packaging and labeling requirements, including that labels must contain the species and percentages of all cannabinoids and individual terpenes.
•	Clarification that a grower/processor must notify the PA DOH within 48 hours of any anticipated increases or decreases in production.
•	Revised facility signage requirements.
•	Revised definition of “medical marijuana waste” to exclude unopened, briefly misdirected medical marijuana products (thereby eliminating the requirement that the grower/processor destroy such misdirected products).

All dollar amounts expressed in thousands, except per share amounts

•	Reduced video surveillance footage storage period from two years to 180 days.
•	Grower/processors must use separate testing laboratories for harvest and process testing.
•	Growers/processors must “immediately” investigate complaints and the PA DOH may initiate a mandatory recall upon receipt of information that any medical marijuana product poses a risk to public health and safety.
•	Owners of securities in a publicly traded corporation or owners of 5% or less in privately held business entities and who do not have voting rights to elect or appoint one or more members of the board of directors or other governing board are exempt from the background check requirement.
•	Clarification on the procedure for notifying the DOH of changes of ownership.
•	Clarification on the procedure for applying to the DOH for changes of location of an operational facility.
•	New process for changing the location of a non-operational facility.

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

The Company’s Chief Executive Officer (“CEO”) or any other individual appointed by the CEO oversees, maintains, and implements the Company’s compliance program and personnel. In addition to the Company’s internal legal and compliance departments, the Company has state and local regulatory/compliance counsel engaged in every jurisdiction in which it operates.

The Company’s CEO or any other individual appointed by the CEO oversees compliance training for all employees, such training includes, but is not limited to, on the following topics:

●	compliance with state and local laws;
●	safe cannabis use;
●	dispensing procedures;
●	security and safety policies and procedures;
●	inventory control;
●	seed-to-sale training sessions;
●	recordkeeping;
●	responsible vendor training;
●	quality control;
●	transportation procedures; and
●	extensive ingredient and product testing, often beyond that required by law to assure product safety and accuracy.

All dollar amounts expressed in thousands, except per share amounts

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized and properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

The Company’s CEO or anyone appointed by the CEO monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The Company keeps records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

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

All dollar amounts expressed in thousands, except per share amounts

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

The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under U.S. federal law. For the reasons described above and the risks further described in the Risk Factors section below, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors contained in Item 1A. Risk Factors in this Annual Report on Form 10-K.

All dollar amounts expressed in thousands, except per share amounts

The Company’s Balance Sheet and Operating Statement Exposure to U.S. Marijuana Related Activities

The following represents the portion of certain line items on the Company’s consolidated financial statements that pertain to U.S. cannabis activity1for2 the year ended December 31, 2022:

	U.S. marijuana-related activities
Balance Sheet line items	Licensed[1]	Unlicensed[2]
Cash and cash equivalents	49%	13%
Trade receivables and others	15%	85%
Inventories	52%	48%
Other current assets	20%	34%
Property, plant and equipment	87%	11%
Intangible assets	10%	89%
Goodwill	15%	85%
Other assets	31%	48%
Accounts payable and accrued liabilities	11%	72%
Income taxes	0%	68%
Other current liabilities	8%	24%
Other long-term liabilities	97%	2%

Income Statement line items
Revenue	28%	72%
Gross profit	40%	60%
Operating expenses	25%	55%
Total other income (expense)	68%	130%
Income tax expense	0%	116%

Readers are cautioned that the foregoing financial information, though extracted from the Company’s financial systems that supports its annual consolidated financial statements, has not been audited in its presentation format and accordingly is not in compliance with the consolidation principles of generally accepted accounting principles of the U.S.

Available Information

The Company’s website address is www.tiltholdings.com. Through this website, the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as well as proxy statements and other documents, are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on the Company’s website is not part of this or any other report we file or furnish to the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company’s filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Additional information related to the Company is also available on SEDAR at www.sedar.com.

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

All dollar amounts expressed in thousands, except per share amounts

ITEM 1A.     RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The risk factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2022. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties which you should evaluate before making a decision to invest in our Common Shares. This summary does not address all of the risks related to our business. Additional discussion of the risks summaries may be found under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and should be carefully considered before making a decision to invest in our Common Shares. These risks include, among others:

•	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law. Third parties may fail to establish or maintain business relationships with us, which could have a material adverse effect on us. Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes, and if we do not have access to the U.S. banking system, our business and operations could be adversely affected.
•	The success of our business strategy depends on the legality of the cannabis industry.
•	We are subject to those risks inherent in an agricultural business.
•	Reclassification of cannabis in the U.S. could adversely impact our business and growth strategy.
•	We may be subject to federal and state forfeiture laws which, if exercised, could have a material adverse impact on our operations.
•	State regulatory agencies may require us to post bonds or significant fees, which may be economically prohibitive.
•	Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on our business, results of operations and prospects.
•	We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.
•	We face intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.
•	The Rohrabacher-Farr Amendment may not be renewed, potentially resulting in DOJ enforcement activities against entities in the cannabis industry.
•	Uncertainty in regulatory changes in relation to vaporization devices could result in an impact to our interstate commerce, registration and revenue reporting requirements, and potential excise tax liability.
•	We may be required to disclose personal information of investors to government or regulatory entities or face the possibility of a license being revoked or cancelled.
•	We are subject to changes in laws, regulations and guidelines which could adversely affect our future business, financial conditions and operations.
•	We are dependent on regulatory approvals and licenses to conduct our business, and there is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority.
•	Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

All dollar amounts expressed in thousands, except per share amounts

•	Our reliance on third-party suppliers and loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.
•	Our actual financial position and results of operations may differ materially from the expectations of our management.
•	We have incurred substantial indebtedness that may adversely affect our business, financial condition and results of operations and may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.
•	The agreements governing our indebtedness contain various covenants that limit management’s discretion in the operation of our business.
•	Mark Scatterday has significant influence over the Company and may have interests that conflict with those of our other shareholders.
•	Our shareholders may experience significant dilution as a result of the issuances of common shares upon exercise of our outstanding warrants or the trigger of the anti-dilution rights under the warrants and the market price of our common shares could be adversely affected.
•	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
•	There is no assurance that we will turn a profit or generate immediate revenues.
•	Our growth and development may be hindered by applicable limitations on ownership of licenses.
•	The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.
•	We may incur significant tax liabilities due to limitations on tax deductions and credits under the applicable sections of the Internal Revenue Code.
•	If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our U.S. operations, which would materially adversely affect our prospects and the rights of our lenders and securityholders.
•	We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity.
•	There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into.
•	We have been or may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on our reputation, business, results from operations and financial condition.
•	Failure to comply with applicable environmental laws, regulations and permit requirements may result in enforcement actions and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.
•	We are highly dependent on certain key personnel and if we are unable to attract and retain key personnel, we may not be able to compete effectively in the cannabis market.
•	The market price of our securities may be volatile and subject to wide fluctuations.
•	Our probable lack of business diversification could have a material adverse effect on our business.
•	We may not be able to secure adequate or reliable sources of funding required to operate our business and meet consumer demand for our products.
•	Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
•	Our officers and directors may be engaged in a range of business activities which could result in a conflict of interest.
•	Management may not be able to successfully implement and maintain adequate internal controls over financial reporting.
•	We face costs of maintaining a public listing and being a reporting company in Canada and the U.S. which could adversely affect our business, financial condition and results of operations.
•	We face risks related to our insurance coverage and uninsurable risks.
•	The impact of the COVID-19 pandemic on us and our operations is uncertain and may adversely affect our business and financial condition.
•	Our operations and financial condition could be adversely impacted by a material downturn in global financial

All dollar amounts expressed in thousands, except per share amounts conditions.
•	Increased prices and inflation could negatively impact our margin performance and our financial results.
•	We may be subject to risks related to the protection and enforcement of our intellectual property rights, and may become subject to allegations that we are in violation of intellectual property rights of third parties.
•	We will be reliant on information technology systems and may be subject to damaging cyber-attacks or security breaches.
•	We may not be able to successfully identify and execute future acquisitions or dispositions, or to successfully manage the impacts of such transactions on our operations.
•	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

Risks Related to Regulation and the Cannabis Industry

Some of our current and planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.

We are engaged in the manufacturing, management, packaging/labeling, advertising, sale, transportation, storage and disposal of cannabis and are subject to laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. Because the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal under U.S. federal law, and any such acts are criminal acts under federal law under any and all circumstances under the CSA, an investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including forfeiture of the investors’ entire investment. We may also be deemed to be aiding and abetting illegal activities through the contracts we have entered into and the products that we intend to provide. As a result, U.S. law enforcement authorities, in their attempt to regulate the illegal use of cannabis and any related drug paraphernalia, may seek to bring an action or actions against us, including, but not limited to, aiding and abetting another’s criminal activities. The U.S. federal aiding and abetting statute provides that anyone who “commits an offense against the U.S. or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result of such an action, we may be forced to cease operations and be restricted from operating in the U.S., and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which with minimal due process, it could be subject to forfeiture.

In addition, companies providing goods and/or services to companies like us that are engaged in cannabis- related activities may, under threat of federal civil and/or criminal prosecution, suspend or withdraw their services. Any suspension of service and inability to procure goods or services from an alternative source, even on a temporary basis, that causes interruptions in our operations could have a material and adverse effect on our business, financial condition and results of operations.

The success of our business strategy depends on the legality of the cannabis industry, which industry is subject to change at both the state and federal level.

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. At the federal level, it currently does not appear that the risk of federal enforcement will be significantly altered by President Biden’s administration and his Attorney General, Merrick Garland. To our knowledge, there are to date a total of thirty-seven states and the District of Columbia, Puerto Rico, the Northern Mariana Islands, the U.S. Virgin Islands, and Guam that

All dollar amounts expressed in thousands, except per share amounts have legalized a form of comprehensive commercial medical or adult-use cannabis reform; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth targets, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative actions will affect our business and growth.

Further, there is no guaranty that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis-related legislation could adversely affect us and our business, results of operations, financial condition and prospects.

We are aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon our business, results of operations, financial condition or prospects.

The commercial, medical and adult-use cannabis industries are in their infancy and we anticipate such regulations will be subject to change as the jurisdictions in which we will carry on business mature. We have put in place a detailed compliance program which will we oversee, maintain and implement. In addition to our legal and compliance departments, we also have local regulatory/compliance counsel engaged in every jurisdiction in which we operate. Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Additionally, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for monitoring inventory at all stages of development and distribution. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures to adapt to any changes to regulation in the cannabis industry.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at both the state and federal level. Our inability to respond to the changing regulatory landscape may cause us to not be successful in capturing significant market share and could otherwise harm our business, results of operations, financial condition or prospects.

We are subject to those risks inherent in an agricultural business.

Adult-use and medical marijuana are agricultural products. There are risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although our products are usually grown indoors under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of our products.

Due to the classification of cannabis as a Schedule I controlled substance under the CSA, third parties may fail to establish or maintain business relationships with us, which could have a material adverse effect on us.

The parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis business activities. While we have other banking relationships and believe that the services can be procured

All dollar amounts expressed in thousands, except per share amounts from other institutions, we may in the future have difficulty establishing or maintaining bank accounts or other business relationships. Failure to establish or maintain business relationships could have a material adverse effect on us.

Due to the classification of cannabis as a Schedule I controlled substance under the CSA, banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes, and if we do not have access to the U.S. banking system, our business and operations could be materially adversely affected.

We are subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime Act (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis- related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks or other financial institutions that provide cannabis businesses with financial services such as a checking account in violation of the Bank Secrecy Act could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil and regulatory enforcement actions. Banks often refuse to provide depository and lending services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store proceeds, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA. We may also be exposed to the foregoing risks.

In February 2014, the United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued the FinCEN Memorandum providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of the Bank Secrecy Act. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. Although the FinCEN Memorandum remains in effect today, overall, the DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the DOJ’s current enforcement priorities could change for any number of reasons. A change in the DOJ’s enforcement priorities could result in the DOJ prosecuting banks and financial institutions for crimes that previously were not prosecuted. If we do not have access to the U.S. banking system, our business and operations could be materially adversely affected.

If our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under federal statutes noted or any other applicable legislation, which could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and subject us to civil and/or criminal penalties.

Potential violations of federal law resulting from cannabis-related activities include the U.S. Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a federal statute providing criminal penalties in addition to a civil cause

All dollar amounts expressed in thousands, except per share amounts of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Defending such a case has proven extremely costly, and potentially fatal to a business’ operations.

In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the U.S. were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and subject us to civil and/or criminal penalties. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that our proceeds from operations (or any future operations or investments in the U.S.) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. We could likewise be required to suspend or cease operations entirely.

Reclassification of cannabis in the U.S. could adversely impact our business and growth strategy.

If marijuana is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, if cannabis is re- categorized as a Schedule II or other controlled substance, and the resulting re-classification would result in the requirement for FDA approval if medical claims are made for our products such as medical cannabis, then as a result, such products may be subject to a significant degree of regulation by the FDA and U.S. Drug Enforcement Administration (“DEA”). In that case, we may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the cultivation, manufacturing or distribution of our anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate in order to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that FDA would require facilities where medical use cannabis is grown to register with FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products. If we are unable to comply with the potential regulations or registration requirements prescribed by FDA or the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, it may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

All dollar amounts expressed in thousands, except per share amounts

We may be subject to federal and state forfeiture laws which, if exercised, could have a material adverse impact on our operations.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture. As an entity that conducts business in the cannabis industry in the U.S., we will be potentially subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state or local police force that wants to discourage residents from conducting transactions with cannabis-related businesses but believes criminal liability is too difficult to prove beyond a reasonable doubt. Also, an individual can be required to forfeit property considered to be the proceeds of a crime even if the individual is not convicted of the crime, and the standard of proof in a civil forfeiture matter is lower than the standard in a criminal matter. Depending on the applicable law, whether federal or state, rather than having to establish liability beyond a reasonable doubt, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.

Employees of our company located in states where cannabis remains illegal may be at risk of prosecution under federal and/or state conspiracy, aiding and abetting and money laundering statutes and be at further risk of losing their investments or proceeds under forfeiture statutes. Many states remain fully able to take action to prevent the proceeds of cannabis businesses from entering their state. Because state legalization is relatively new, it remains to be seen whether these states would take such action and whether a court would approve it. Forfeiture laws, if exercised, could have a material adverse impact on our operations.

Our operations in the U.S. and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.

Our operations in the U.S. and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the U.S. or any other jurisdiction, in addition to those described herein.

Further to the indication by CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository for clearing and settling trades in the Canadian equity, fixed income and money markets, that it would refuse to settle trades for cannabis issuers that have investments in the U.S., the TMX Group, the owner and operator of CDS, subsequently issued a statement in August 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S., despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time. In February 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with The Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, we would become highly illiquid until an alternative was implemented, as investors would have no ability to affect a trade of securities through the facilities of the applicable stock exchange.

All dollar amounts expressed in thousands, except per share amounts

In addition, in the U.S., many clearing houses for major broker-dealer firms have refused to handle securities or settle transactions of companies engaged in cannabis-related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in our securities, which may inhibit the ability of investors to trade in our securities and could negatively affect the liquidity of our securities.

Any restrictions imposed by the NEO Exchange or other applicable exchange on our business of and/or the potential delisting of the Common Shares from the NEO Exchange or other applicable exchange or regulatory agency would have a material adverse effect on us and on the ability of holders of Common Shares to make trades.

Regulatory changes may adversely affect our profitability or cause us to cease operations entirely.

Our business activities will rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, SEC, DOJ, the Financial Industry Regulatory Authority or other applicable federal, state or non-governmental regulatory authorities or self- regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or non-medical purposes in the U.S. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital, create a public trading market in the U.S. for our securities or to find a suitable acquirer, which could reduce, delay or eliminate any return on investment.

State regulatory agencies may require us to post bonds or significant fees, which may be economically prohibitive.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the cannabis business or industry of legal marijuana to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. We are not able to quantify at this time the potential scope for such bonds or fees in the states in which we currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of our business.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although we maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance does not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our business, results of operations, financial condition or prospects.

Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on our business, results of operations and prospects.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the U.S., Canada or elsewhere. Public opinion and support for medical and adult- use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction.

All dollar amounts expressed in thousands, except per share amounts

While public opinion and support appears to be rising for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, legalization of medical marijuana as opposed to adult-use legalization). Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have a material adverse effect on our business, results of operations or prospects. There is no assurance that such adverse publicity reports or other media attention will not arise. A negative shift in the public’s perception of cannabis, including vaping or other forms of cannabis administration, in the U.S., Canada or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which we could expand. Also, the perception of negative health effects from the use of vaporizers to consume cannabis could result in state and local prohibitions on the sale of vaping products for an indefinite period of time. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, results of operations or prospects. Among other things, such a shift could also cause states that have already legalized medical and/or adult-use cannabis to reevaluate the extent of, and introduce new restrictions on, the permitted activities and permitted cannabis products within their jurisdictions, which may have a material adverse effect on our business, results of operations or prospects. Recent medical alerts by the Centers for Disease Control and Prevention and state health agencies on vaping related illness and other issues directly related to cannabis consumption could potentially create an inability to fully implement our expansion strategy or could restrict the products which we sell at our existing operations, which may have a material adverse effect on our business, results of operations or prospects.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could influence investors’ abilities to recover their investments.

We may face opposition from the pharmaceutical industry which could have an adverse impact on our business.

The cannabis industry (both adult-use and medical, together or individually) could face a material threat from the pharmaceutical industry, should cannabis displace other drugs or health products, or otherwise encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the movement in support of the adult-use and medical cannabis industries. In addition, the pharmaceutical industry may attempt to dominate the marijuana industry through the development and distribution of synthetic products which emulate the effects and treatment of organic marijuana. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the marijuana industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business. There may be unknown additional regulatory fees and taxes that may be assessed in the future. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have an adverse impact on our business.

All dollar amounts expressed in thousands, except per share amounts

We face intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for our products.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

We face and expect to continue to face intense competition from other companies, some of which can be expected to have longer operating histories, stronger brand recognition, and significantly greater financial resources, manufacturing and marketing experience than we have. This may enable them to adapt to changing market conditions and take advantage of new market opportunities more quickly than we are able to. Increased competition is likely to result in price compression, reduced gross margins and loss of market share. In addition, consolidation in the cannabis industry may create larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms that are considered acceptable. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and operations.

We may face risks associated with competitive criminal enterprises dealing in cannabis.

Our operations may be a source of competition with current criminal enterprises dealing in cannabis, including drug cartels. As a result, our operations may be an ongoing target of attacks specifically designed to impede the continuation of our operations or the success of our products, and it may be exposed to various levels of criminal interference and other risks and uncertainties including terrorism, violence, hostage taking and other drug gang activities. The nature of our operations may also make us subject to greater risks of theft and greater risks as to property security. These conditions could lead to lower productivity and higher costs, which would adversely affect our results of operations and cash flow.

We face competition from illegal market operators that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, financial condition and results of operations, as well as the public perception of cannabis use.

The Rohrabacher-Farr Amendment may not be renewed, potentially resulting in DOJ enforcement activities against entities in the cannabis industry.

An appropriations rider contained in various federal appropriations and spending bills since 2014 (formerly known as the ‘Rohrabacher-Farr’ Amendment); now known as the Joyce Amendment (the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot prosecute

All dollar amounts expressed in thousands, except per share amounts medical cannabis operators complying strictly with state medical cannabis laws. The Amendment does not protect state-legal adult-use businesses, and the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. If the Amendment expires and is not renewed, federal prosecutors could prosecute even compliant medical cannabis operators for conduct within the five-year statute of limitations. On December 29, 2022 the Amendment was most recently renewed through September 30, 2023. While this current appropriations rider only applies to jurisdictions authorizing medical cannabis-related activities, supportive legislators continue their efforts to amend future appropriations bills to extend the prohibition on the use of federal enforcement funds against the implementation of state cannabis programs regulating cannabis for either medical or adult-use purposes.

Pursuant to the Amendment, through September 30, 2023, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws. President Biden became the first president to propose a budget with the Amendment included.

Although unlikely, there is a possibility that procedural rules in the House of Representatives and the Senate may ban all amendments from federal omnibus spending bills, and if this occurs and the substantive provisions of the Amendment are not included in the base federal omnibus spending bill or other law, these protections would lapse. If the Amendment or an equivalent thereof is not successfully included in the next or any subsequent federal omnibus spending bill, the protection which has been afforded thereby to U.S. medical cannabis businesses in the past would lapse, and such businesses would be subject to a higher risk of prosecution under federal law.

We could be materially adversely impacted due to restrictions under U.S. border entry laws.

In the past, U.S. Customs and Border Protection (the “U.S. CBP”) was given the discretion to question Canadians entering the U.S. about their marijuana use and determine whether to use their response as a barrier to entry. The U.S. CBP has previously focused on the whole cannabis industry, including investors. Several highly publicized instances of U.S. CBP detaining and even banning Canadian investors from the U.S. have occurred. The restriction of travel to the U.S. of individuals affiliated with us, as well as our investors, would materially impair our ability to conduct business and could materially impact our results of operations.

Uncertainty in regulatory changes in relation to vaporization devices could result in an impact to our interstate commerce, registration and revenue reporting requirements, and potential excise tax liability.

On December 27, 2020, the U.S. government passed the 2021 Consolidated Appropriations Act. Part of this legislation modified the existing language of the Prevent All Cigarette Trafficking Act (“PACT Act”) and expanded the definition of “cigarette” to include “electronic nicotine delivery systems.” The newly added term “electronic nicotine delivery system” (“ENDS”), defined as a device intended to “deliver nicotine, flavor, or any other substance to the user inhaling from a device,” has extended the requirements of tobacco and tobacco products to electronic vaping devices that contain neither nicotine nor tobacco.

Under the amended PACT Act, ENDS are subject to the same federal and state registration mandates, monthly reporting requirements, and delivery restrictions as traditional cigarettes, including the prohibition on the use of the U.S. Postal Service (“USPS”) to deliver products directly to consumers.

The USPS has historically maintained an exception to this ban for tobacco products “mailed only … for business purposes between legally operating businesses that have all applicable State and Federal Government licenses or permits and are engaged in tobacco product manufacturing, distribution, wholesale, export, import, testing, investigation, or research …” (the “B2B Exception”) See 18 U.S.C. § 1716E(b)(3)(A)(i). In a proposed rule published on February 19, 2021, the USPS stated its intention to maintain this “business purposes exception” for ENDS. In advance of the final rule, on April 19, 2021, the USPS published guidance detailing the information required in an application for exception from the non-mailability provisions of the PACT Act for ENDS products. On October 21, 2021, the USPS released its Final Rule confirming the applicability of the B2B Exception for the mailing of ENDS between eligible businesses.

The effect of this change to the PACT Act could prevent the USPS from handling any package that contains ENDS shipped directly to a consumer. This could lead to a loss of carrier coverage and impact our inventory, the execution of our in-house brands and our overall revenue. While we retain both B2B and B2C relationships in this industry, it is

All dollar amounts expressed in thousands, except per share amounts undetermined what impact, if any, we will experience as individual states and merchants implement the registration, reporting, and shipping restrictions to comply with the PACT Act. Furthermore, although we continue to determine state-level applicability of the PACT Act, the jurisdictions in which we may be subject to excise tax in remains undetermined at this time.

We may be required to disclose personal information of investors to government or regulatory entities or face the possibility of a license being revoked or cancelled.

We may own, manage or provide services to various U.S. state-licensed cannabis operations. Acquiring even a minimal and/or indirect interest in a U.S. state-licensed cannabis business can trigger requirements to disclose investors’ personal information. While these requirements vary by jurisdiction, some require interest holders to apply for regulatory approval and to provide tax returns, compensation agreements, fingerprints for background checks, criminal history records and other documents and information. Some states require disclosures of directors, officers and holders of more than a certain percentage of equity of the applicant. While certain states include exceptions for investments in publicly traded entities, not all states do so, and some such exceptions are confined to companies traded on a U.S. securities exchange. If these regulations were to extend to us, investors would be required to comply with such regulations, or we could face the possibility that the relevant cannabis license could be revoked or cancelled by the applicable state licensing authority.

We are subject to changes in laws, regulations and guidelines which could adversely affect our future business, financial condition and operations.

Our operations will be subject to various state and federal laws, regulations and guidelines relating to the manufacturing, managing, packaging/labeling, advertising, selling, transporting, storing and disposing of cannabis, including laws and regulations relating to controlled substances, health and safety, the conduct of business operations and the protection of the environment. Achievement of our business objectives will be contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond our control may cause adverse effects to us.

We endeavor to comply with all relevant laws, regulations and guidelines. However, changes to such laws, regulations and guidelines due to matters beyond our control may cause adverse effects to our operations and there is no assurance that we will be able to comply or continue to comply with applicable regulations. To the best of our knowledge, we are in compliance or in the process of being assessed for compliance with all such state laws, regulations and guidelines as described elsewhere in this report.

Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business.

Our business activities in all jurisdictions in which we operate are heavily regulated. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our business activities, including the power to limit or restrict business activities as well as impose additional requirements on our products and services. Our activities are routinely assessed for compliance with applicable regulatory requirements. Any failure of us to comply with applicable regulatory requirements could result in us becoming involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition, results or operations or prospects.

All dollar amounts expressed in thousands, except per share amounts

Adverse legal, regulatory or political changes could have a material adverse effect on our current and planned operations.

Achievement of our business objectives is contingent, in part, upon complying with other regulatory requirements enacted by governmental authorities and obtaining other required regulatory approvals. We will incur ongoing costs and obligations related to regulatory compliance. The regulatory regime which oversees cannabis is undergoing significant proposed changes and we cannot predict the impact of those changes on our business. Similarly, we cannot predict a timeline for securing the appropriate regulatory approvals and licenses for our products, or the extent of testing and documentation that may be required by government authorities. Any delays or failures in obtaining required regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business operations and finances. Failure to adapt and comply with regulations may result in additional costs for us through corrective measures, penalties and increased restrictions on our operations. In addition, changes to regulations, heightened enforcement thereof and other unanticipated events could have a material adverse effect on our operations and finances by requiring extensive changes to our operations, increasing compliance costs, generating material liabilities and effecting other aspects of our business that are currently unknown.

We may be subject to constraints on and differences in marketing our products under varying state laws.

There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of our consumer branding communications and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. Expansion of our business into new markets with different rules and regulations or distant from then-existing operations, may not succeed. Any such expansion may expose us to new operational, regulatory and/or legal risks. In addition, expanding into new localities may subject us to unfamiliar or uncertain local rules and regulations that may adversely affect our operations. For example, different localities may impose different rules on how cannabis may be cultivated, manufactured, processed, distributed and/or transported. Newly entered localities may also have competitive conditions, consumer preferences and spending patterns that are more difficult to predict or satisfy than the existing markets. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If the scientific or medical community were to determine conclusively that use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaporizer products could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Business and Operations

We are a holding company and are dependent on the earnings and distributions by our subsidiaries.

We are a holding company as all of our assets are the capital stock of our subsidiaries in each of the markets that we operate in and/or hold or recently held licenses in the adult-use and/or medicinal cannabis marketplace in Massachusetts, Ohio and Pennsylvania; and have no material assets other than: (i) cash on hand; and (ii) ownership of our subsidiaries and minority interests in certain operating companies. As a result, our investors are subject to the risks attributable to our

All dollar amounts expressed in thousands, except per share amounts subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. To the extent that we require funds, and our subsidiaries and such other entities are restricted from making such distributions by applicable law, regulation or contract, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, as well as our ability to make distributions to our shareholders. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us. We have no earnings or dividend record and the ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. Any dividends paid by us would be subject to tax and potentially withholdings. We do not anticipate paying any dividends in the foreseeable future.

Our business is dependent on skilled labor, equipment, parts, components and key inputs and any interruption or disruption could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete and grow will be dependent on our access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in obtaining or maintaining our required supply of skilled labor, equipment, parts and components at a reasonable cost and in a timely manner, or at all. Our business is also dependent on several key inputs related to our growing operations as a vertically integrated U.S. based consumer packaged goods and pharmaceutical manufacturer in the cannabis industry including raw materials and supplies. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operations. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and results of operations.

It is also possible that the final costs of the major equipment contemplated by our capital expenditure plans may be significantly greater than anticipated by our management and may be greater than funds available to us, in which circumstance we may curtail or extend the timeframes for completing our capital expenditure plans. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on third-party suppliers and loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.

We are reliant on third-party suppliers to develop and manufacture our products. Due to the uncertain regulatory landscape for regulating cannabis in the U.S., our third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.

Our actual financial position and results of operations may differ materially from the expectations of our management.

Our financial position and operations may differ materially from management’s expectations. The process for estimating our revenue, net income and cash flow requires subjective judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. However, these assumptions may not prove to be accurate and other factors may affect our financial condition and operations.

All dollar amounts expressed in thousands, except per share amounts

We have incurred substantial indebtedness that may adversely affect our business, financial condition and results of operations and we may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

We have existing indebtedness. As of February 15, 2023, we had total indebtedness of $46,260. Our indebtedness could have important consequences and significant effects on our business. For example, it could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of cash flow from operations to making payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	restrict us from exploiting business opportunities;
●	place us at a disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds or obtain additional financing in the future.

We could also incur additional debt in the future. The terms of our secured promissory notes do not prohibit us from incurring certain permitted indebtedness. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing our indebtedness contain various covenants that limit management’s discretion in the operation of our business.

On February 15, 2023, we refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally in 2019 (the “2023 Refinanced Notes”), which mature on February 15, 2026, and issued secured promissory notes in an aggregate principal amount of $8,260 (the “2023 New Notes” and together with the 2023 Refinanced Notes, the “2023 Notes”), which mature on February 15, 2027.

The 2023 Notes and our other debt agreements contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

●	incur additional debt;
●	pay dividends and make other distributions;
●	make investments and other restricted payments;
●	make acquisitions;
●	merge, consolidate or transfer all or substantially all of our assets;
●	enter into sale and leaseback transactions;
●	create liens; and
●	enter into transactions with affiliates.

If we fail to comply with the restrictions or financial covenants in present or future financing agreements, a default may occur. The 2023 Notes may be accelerated and all remedies may be exercised by the holder in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control, the termination of Gary F. Santo’s or Dana Arvidson’s employment for any reason and the failure by the Company to appoint a replacement for either within 90 days that is approved by the noteholder representative. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

All dollar amounts expressed in thousands, except per share amounts

We may not be able to generate sufficient cash flow to meet our debt service requirements.

The 2023 Notes are subject to prepayment obligations and our ability to service our debt depends on our ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate cash flow from operations to repay these obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations, that any obligations that are convertible will be converted into equity or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on our assets. Accordingly, a default by us would have a material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

Mark Scatterday has significant influence over the Company and may have interests that conflict with those of our other shareholders.

As of February 15, 2023, Mark Scatterday, a former director and former CEO of the Company, beneficially owned approximately 18.5% of our outstanding Common Shares. As a result of his beneficial ownership of our Common Shares, he has sufficient voting power to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. The interests of Mr. Scatterday may conflict with the interests of other shareholders. Mr. Scatterday’s significant beneficial ownership may also adversely affect the trading price of our Common Shares due to investors’ perception that conflicts of interest may exist or arise.

In addition, Mr. Scatterday, through an affiliated entity, is our largest secured creditor as the holder of approximately $22,831 in the aggregate principal amount of our outstanding secured promissory notes as of February 15, 2023. As such, Mr. Scatterday has significant influence over our management and policies and may be in a position to determine whether to permit transactions, waive defaults or accelerate our indebtedness. Additionally, Mr. Scatterday, together with the other note holders, has the right to designate two nominees on our Board of Directors. As a result, the presence of directors nominated by these holders enables them to influence and impact future actions taken by our Board of Directors.

Our shareholders may experience significant dilution as a result of the issuances of Common Shares upon exercise of our outstanding warrants or the trigger of the anti-dilution rights under the warrants, and the market price of our Common Shares could be adversely affected.

As of February 28, 2023, we had outstanding warrants to purchase an aggregate of 101,045,592 Common Shares. Any future exercises of these warrants will be dilutive to our existing shareholders. The triggering of the anti-dilution rights in the warrants may also result in such securities being exercisable for a significant number of additional Common Shares and/or exercisable for a reduced exercise price. As a result, the number of shares issuable could prove to be significantly greater than they are currently and could result in substantial dilution to our other shareholders. Sales of substantial amounts of our Common Shares in the public or private market, a perception in the market that such sales could occur, or the issuance of shares as a result of exercise of the warrants or increase in the issuable securities under the warrants, could adversely affect the market price of our Common Shares.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

We expect to incur significant ongoing costs and obligations related to our investment in growth and regulatory compliance, which could have a material adverse effect on our operations, financial condition and cash flow. In addition, changes in regulations, heightened enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or generate material liabilities. Any of these occurrences could have a material

All dollar amounts expressed in thousands, except per share amounts adverse effect on our operations and financial condition. Our efforts to grow may prove to be more costly than expected, and we may not be able to increase our revenue sufficiently to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including other risks described herein, unforeseen expenses, compliance or operating difficulties, complications and delays, and other events presently unknown to us.

We are dependent on regulatory approvals and licenses to conduct our business, and there is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority.

Our ability to grow, store and sell cannabis in the U.S. is dependent on our ability to obtain licenses in the relevant state and local jurisdictions to do so. We will be required to obtain or renew further government permits and licenses for our contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain, amend and renew permits and licenses will be contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. We may not be able to obtain, amend or renew permits or licenses that are necessary to our operations. Any unexpected delays or costs associated with the permitting and licensing process could impede our ongoing or proposed operations. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, we may be curtailed or prohibited from proceeding with our ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on our business, financial condition, results of operations or prospects.

There is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority, or, if issued, extended or renewed on terms that are favorable to us. There is also no assurance that our licenses will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses held by us could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations or prospects.

There is no assurance that we will be able to develop our products, which could prevent us from ever becoming profitable.

If we cannot successfully develop, manufacture and distribute our products, or if we experience difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, we may not be able to develop market ready commercial products at acceptable costs, which would adversely affect our ability to effectively enter the market. A failure by us to achieve a low cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

There is no assurance that we will turn a profit or generate immediate revenues.

There is no assurance that we will be profitable, earn revenues or pay dividends. We have incurred and anticipate that we will continue to incur substantial expenses relating to the development and operations of our business.

The payment and amount of any future dividends will depend upon, among other things, the results of our operations, cash flow, financial condition and variable and capital requirements. There is no assurance that future dividends will be paid and if dividends are paid, there is no assurance as to the amount of any such dividends.

Our growth and development may be hindered by applicable limitations on ownership of licenses.

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person may own. For example, in Massachusetts, no person or entity having “direct or indirect control,” which includes a direct or indirect ownership interest of 10% or greater, may hold more than three licenses in a particular class, except as specified in the regulations. We believe that, where such types of restrictions apply, it may still capture significant share of revenue in the market through wholesale sales, exclusive marketing relations, provision of support services or other manners of arrangement with other industry participants. Nevertheless, such

All dollar amounts expressed in thousands, except per share amounts limitations on the acquisition or ownership of additional licenses within certain states or enforcement by regulators in certain states against such services arrangements may limit our ability to grow organically or to increase our market share in such states.

The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.

Research regarding the medical and/or therapeutic benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical and/or therapeutic benefits, viability, safety, efficacy and dosing of cannabis, future research and clinical trials may prove such statements to be incorrect or could raise concerns regarding cannabis. Further, the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings will be favorable to the cannabis market or any particular product, or consistent with earlier research or findings. Future research studies and clinical trials may draw opposing conclusions to those stated in current research or reach negative conclusions regarding the medical and/or therapeutic benefits, viability, safety, efficacy, dosing or other facts related to cannabis, which could have a material adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

We may incur significant tax liabilities due to limitations on tax deductions and credits under the applicable sections of the Internal Revenue Code.

Section 280E of the Internal Revenue Code, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). Section 280E drastically increases federal taxes for cannabis businesses operating under state-sanctioned regulatory programs because they are generally not permitted to deduct their operating expenses and are barred from taking standard deductions available to most other businesses. As a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses. The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. We will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and may incur significant tax liabilities due to the application of Section 280E of the Code. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses. Consequently, there is no certainty that we will not be subject to Section 280E in the future, and accordingly, there is no certainty that the impact that Section 280E has on our margins will ever be reduced.

We, as a Canadian corporation existing under the laws of the Province of British Columbia, generally would be classified as a non-U.S. Corporation under general rules of U.S. federal income taxation. Section 7874 of the Code, however, contains rules that can cause a non-U.S. Corporation to be taxed as a U.S. corporation (“U.S. Corporation”) for U.S. federal income tax purposes. Under section 7874 of the Code, a corporation created or organized outside the U.S. (i.e., a non-U.S. Corporation) will nevertheless be treated as a U.S. Corporation for U.S. federal income tax purposes (such treatment is referred to as an “Inversion”) if each of the following three conditions are met: (i) the non-U.S. Corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury Regulations, substantially all of the assets held, directly or indirectly, by a U.S. Corporation, (ii) after the acquisition, the former shareholders of the acquired U.S. Corporation hold at least 80% (by vote or value) of the shares of the non-U.S. Corporation by reason of holding shares of the acquired U.S. Corporation (taking into account the receipt of the non-U.S. Corporation’s shares in exchange for the U.S. Corporation’s shares), and (iii) after the acquisition, the non-U.S. Corporation’s expanded affiliated group does not have substantial business activities in the non-U.S. Corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities. For this purpose, “expanded affiliated group” means a group of corporations where (i) the non-U.S. corporation owns stock representing more than 50% of the vote and value of at least one member of the expanded affiliated group, and (ii) stock representing more than 50% of the vote and value of each member is owned by other members of the group. The definition of an “expanded affiliated group” includes

All dollar amounts expressed in thousands, except per share amounts partnerships where one or more members of the expanded affiliated group own more than 50% (by vote and value) of the interests of the partnership. We intend to be treated as a U.S. Corporation for U.S. federal income tax purposes under section 7874 of the Code and expect to be subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, we are expected, regardless of any application of section 7874 of the Code, to be treated as a Canadian resident company (as defined in the Income Tax Act) for Canadian income tax purposes. As a result, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

FDA regulation of medical cannabis may cause novel regulatory compliance and registration requirements.

FDA regulation of medical cannabis and the possible registration of facilities where medical cannabis is grown could negatively affect the medical cannabis industry, which would directly affect our financial condition. Should the federal government legalize cannabis for medical use, it is possible that FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, FDA may issue rules and regulations including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that FDA would require that facilities where medical cannabis is grown register with FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, it is unknown what the impact would be on the medical cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by FDA it may have an adverse effect on our business, operating results and financial condition.

If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our U.S. operations, which would materially adversely affect our prospects and on the rights of our lenders and securityholders.

Because the use of cannabis is illegal under federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our U.S. operations, which would have a material adverse effect on us, our lenders and other stakeholders.

Additionally, there is no guarantee that we will be able to effectively enforce any interests that we may have in our other subsidiaries and investments. A bankruptcy or other similar event related to an entity in which we hold an interest that precludes such entity from performing its obligations under an agreement may have a material adverse effect on our business, financial condition or results of operations. Further, should an entity in which we hold an interest have insufficient assets to pay its liabilities, it is possible that other liabilities will be satisfied prior to the liabilities or equity owed to us. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on our business, financial condition or results of operations.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

We and our affiliates will be exposed to the risk that any of our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate, (i) government regulations, (ii) manufacturing standards, (iii) federal and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our and our affiliates’ employees and other third parties and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our or our affiliates’ employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and

All dollar amounts expressed in thousands, except per share amounts curtailment of our operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into.

Due to the nature of our business and the fact that our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition or prospects.

We have been or may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on our reputation, business, results from operations and financial condition.

We may be named as a defendant in a lawsuit or regulatory action and may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability, business loss claims, and litigation, including class action lawsuits, such as those regarding the Telephone Consumer Protection Act. Any such losses could have a material adverse effect on our business, operations, sales, cash flow and financial condition.

Additionally, as a manufacturer, processor and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. Although we have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that will be purchased by us from third-party licensed producers, caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our customers and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

Monitoring and defending against legal actions, whether or not meritorious, can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Adverse outcomes in some or all of these actions may result in significant monetary damages or injunctive relief that could result in material liability or adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Litigation, complaints, and actions involving either us and/or our subsidiaries, regardless of the outcome, could consume considerable amounts of financial and other corporate resources, adversely impact our reputation and have a material adverse effect on the market price of our Common Shares and our future cash flows, earnings, results of operations and financial condition.

Failure to comply with applicable environmental laws, regulations and permit requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

We are subject to environmental regulations that mandate, among other things, the maintenance of air and water quality standards and land reclamation. The regulations also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments

All dollar amounts expressed in thousands, except per share amounts of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations.

Government environmental approvals and permits are currently, and may in the future be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed business activities or from proceeding with the development of our operations as currently proposed.

Failure to comply with applicable environmental laws, regulations and permit requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. We may be required to compensate those suffering loss or damage due to our operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

We may encounter unknown environmental risks.

There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions.

We are highly dependent on certain key personnel and if we are unable to attract and retain key personnel, we may not be able to compete effectively in the cannabis market.

Our success has depended and continues to depend upon our ability to attract and retain key management, including the CEO, the chief financial officer (“CFO”), technical experts and sales personnel. We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in targeted areas. Our inability to attract and retain employees or engineering and technical support resources could have a material adverse effect on our business, operations, sales, cash flow or financial condition. Shortages in qualified personnel, increased personnel costs, or the loss of key personnel could adversely affect our financial condition, operations of the business and could limit our ability to develop and market our cannabis- related products. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We do not maintain key person life insurance policies on any of our employees.

The market price of our securities has been and may continue to be volatile and subject to wide fluctuations.

The market price for our Common Shares has been and may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the industry in which we operate; (iv) addition or departure of our executive officers and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding Common Shares; (vi) sales or perceived sales of additional Common Shares; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) fluctuations to the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility; (x) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xi) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (xii) regulatory changes in the industry.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of our Common Shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than

All dollar amounts expressed in thousands, except per share amounts temporary, which might result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely affected and the trading price of our Common Shares might be materially adversely affected.

Since our securities are currently listed on the OTCQX, our shareholders may face significant restrictions on the re-sale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. We do not know whether our Common Shares will be exempt from registration under the laws of any state. Since our Common Shares are currently quoted on the OTCQX, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for the Common Shares. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, the Common Shares. Investors should therefore consider the resale market for our Common Shares to be limited.

We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.

We have a limited operating history and a history of net losses that make it difficult to make accurate predictions and forecasts about our business, operations and financial conditions. This difficulty is only compounded by the fact that the cannabis industry is continuously evolving. As a result of recent and ongoing regulatory and policy changes in the medical and adult-use marijuana industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. Market research and our projections of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

Our probable lack of business diversification could have a material adverse effect on our business.

The prospects for our success will depend upon the future performance and market acceptance of our intended facilities, products, processes and services. Unlike certain entities that have the resources to develop and explore numerous product lines, operating in multiple industries or multiple areas of a single industry, we do not anticipate the ability to immediately diversify or benefit from the possible spreading of risks or offsetting of losses.

Our industry is experiencing rapid growth and consolidation that may cause us to lose key relationships and intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in several ways, including the loss of strategic partners if they are acquired by or enter into relationships with a competitor, the loss of customers, revenue and market share, or us being forced to expend greater resources to meet new or additional competitive threats, all of which could harm our operations. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on prices for our products, which could negatively impact our profitability.

All dollar amounts expressed in thousands, except per share amounts

We may not be able to secure adequate or reliable sources of funding required to operate our business and meet consumer demand for our products.

There is no guarantee that we will be able to achieve our business objectives. Our continued development may require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of our current business objectives. There can be no assurance that additional capital or other types of financing will be available or that, if available, the terms of such financing will be favorable to us. In addition, from time to time, we may enter into transactions to acquire assets or shares of other companies. These transactions may be financed wholly or partially with debt, which may increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions which, if breached, may entitle lenders or their agents to accelerate repayment of loans and/or realize security over our assets. There is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to such debt financing.

Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise thereto. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Additionally, if one of our significant brands were subject to recall, the image of that brand and we could be harmed. Moreover, product recalls can lead to increased scrutiny of operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses. A recall for any reason could lead to decreased demand for our products and could have a material adverse effect on our operations and financial condition.

Our officers and directors may be engaged in a range of business activities which could result in a conflict of interest.

We may be subject to various potential conflicts of interest because some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

In addition, we may also become involved in other transactions which conflict with the interests of our directors and the officers who may from time to time deal with persons, firms, institutions or companies with which we may be dealing, or which may be seeking investments like those desired by us. The interests of these persons could conflict with our interests. In addition, from time to time, these persons may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

Management may not be able to successfully implement and maintain adequate internal controls over financial reporting.

We are subject to various reporting and other regulatory requirements in Canada and the U.S. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with

All dollar amounts expressed in thousands, except per share amounts

Section 404 of the Sarbanes-Oxley Act and requirements in Canada regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Common Shares and an adverse effect on our business.

We face costs of maintaining a public listing and being a reporting company in Canada and the U.S. which could adversely affect our business, financial condition and results of operations.

As a public company with securities listed on the NEO Exchange, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the NEO Exchange require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

In addition, we are subject to the reporting requirements, rules and regulations under applicable Canadian and U.S. securities laws. The requirements of existing and potential future rules and regulations under applicable Canadian and U.S. securities laws will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.

Our emerging growth company status and our smaller reporting company status allows us certain exemptions from various reporting requirements.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have (a) a public float of less than $250 million or (b) annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and (i) no public float or (ii) a public float of less than $700 million.

All dollar amounts expressed in thousands, except per share amounts

In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

We cannot predict if investors will find our Common Shares less attractive because we will rely on the exemptions available to emerging growth companies and smaller reporting companies. If some investors find our Common Shares less attractive as a result, then there may be a less active trading market for our Common Shares and our stock price may be more volatile.

Our business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.

We believe the cannabis industry is highly dependent upon consumer perception regarding the benefits, safety, efficacy and quality of the cannabis distributed for medical purposes to such consumers. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (if accurate or with merit) regarding the consumption of cannabis products for medical purposes, including unexpected safety or efficacy concerns arising with respect to our products or the products of our competitors. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any product or consistent with earlier publicity.

Future research, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products, operations and financial condition. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity (if accurate or with merit), could have an adverse effect on any demand for our products which could have a material adverse effect on our business, financial condition and operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis for medical purposes in general or our products specifically or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our operations and activities and the U.S. cannabis industry in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the U.S. cannabis industry is perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

We may not be able to develop and maintain lasting relationships with consumers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain customers, including but not limited to brand awareness, our ability to continually produce desirable and effective cannabis products, the successful implementation of our consumer-acquisition plan and the continued growth in the aggregate number of consumers purchasing cannabis products. Our failure to acquire and retain consumers could have a material adverse effect on our business, financial condition and operations.

All dollar amounts expressed in thousands, except per share amounts

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes, destruction from civil unrest and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Our web presence’s visibility is not limited by geography.

Internet websites are visible by people everywhere, not just in jurisdictions where the activities described therein are considered legal. As a result, to the extent we sell services or products via web-based links targeting only jurisdictions in which such sales or services are compliant with state law, we may face legal action in other jurisdictions which are not the intended object of any of our marketing efforts for engaging in any web-based activity that results in sales into such jurisdictions deemed illegal under applicable laws.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, there is no labor organization that has been recognized as a representative of our employees. However, it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Risks Related to COVID-19 Pandemic and Macro-Economic Conditions

The impact of the COVID-19 pandemic on us and our operations is uncertain and may adversely affect our business and financial condition.

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to the COVID-19 pandemic. An outbreak of infectious disease, a pandemic, or a similar public health threat, such as the ongoing COVID-19 pandemic, or a fear of any of the foregoing, could adversely impact our operations by causing operating, manufacturing, supply chain, and project development delays and disruptions, labor shortages, travel and shipping disruptions and shutdowns (including as a result of government regulation and prevention measures). It is unknown whether and how we may be affected if such a pandemic persists for an extended period of time, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which we are subject. Although we have been deemed essential and/or have been permitted to continue operating our facilities in the states in which we cultivate, process, manufacture and sell cannabis during the pendency of the COVID-19 pandemic, there is no assurance that our operations will continue to be deemed essential and/or will continue to be permitted to operate. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, financial condition and the trading price of the Common Shares.

All dollar amounts expressed in thousands, except per share amounts

The COVID-19 pandemic reduced people’s ability and willingness to go into public to purchase cannabis at brick-and-mortar retail stores, travel to and work for us and our subsidiaries and provide other necessary services for the operation of our business as a result of which the COVID-19 pandemic may have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic caused companies and various international jurisdictions to impose travel, gathering and other public health restrictions. While these local effects have proven to be temporary, the duration of the various disruptions to businesses internationally and the related financial impact while the COVID-19 pandemic persists cannot be reasonably estimated at this time. The COVID-19 pandemic may negatively impact the ability of suppliers in China to produce cannabis accessory products, including vaporizer and vaporizer accessories, and transport such products to our production facilities in a timely and cost-effective manner. Alternative sources of supply and transport may not be available or financially feasible, which could impact product availability, increase the cost of our products, make products more expensive for consumers, and result in reduced consumer demand.We are actively assessing and responding where possible to the potential impact of the COVID-19 pandemic. Such public health crises can result in volatility and disruptions in global supply chains and financial markets, as well as declining trade and market sentiment and reduced mobility of people, all of which could affect commodity prices, interest rates, credit ratings, credit risk and inflation. The risks to us of such public health crises also include risks to employee health and safety, a slowdown or temporary suspension of operations impacted by an outbreak, increased labor and fuel costs, regulatory changes or backlog, political or economic instabilities or civil unrest. At this point, the extent to which the COVID-19 pandemic may continue to impact us is uncertain and these factors are beyond our control; however, it is possible that COVID-19 pandemic may have a material adverse effect on our business, results of operations and financial condition.

Our operations and financial condition could be adversely impacted by a material downturn in global financial conditions.

Global financial conditions have historically experienced extreme volatility. Economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. Further, in such an event, our operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect our operating environment and our operating costs and profit margins and the price of our securities. Any negative events in the global economy could have a material adverse effect on our business, financial condition, results of operations or prospects.

Increased prices and inflation could negatively impact our margin performance and our financial results.

Increased inflation, including rising prices for raw materials, components, labor and energy increases the costs to manufacture and distribute our products and we may be unable to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as labor and energy prices. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

We may be adversely affected by boycotts, civil unrest and other geo-political disruptions.

We may be adversely affected by boycotts, civil unrest and other geo-political disruptions. These events may damage our properties, deny us access to an adequate workforce, increase the cost of energy and other raw materials, temporarily or permanently close our facilities, disrupt the production, supply and distribution of our products and potentially disrupt information systems.

If significant tariffs or other restrictions are placed on goods imported into the U.S. from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Currently, the average

All dollar amounts expressed in thousands, except per share amounts tariffs on the majority of goods imported from China is 19.3%, which is significantly higher than before additional duties were imposed in 2018. These tariffs apply primarily to our vaporizer and vaporizer accessory products, and as a result, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations where feasible, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. The measures and actions taken by various countries have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflict has materially adversely affected and is likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Risks Related to our Intellectual Property and Information Technology

We may be subject to risks related to the protection and enforcement of our intellectual property rights and may become subject to allegations that we are in violation of intellectual property rights of third parties.

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection of our intellectual property, whether on a federal, state or local level.

Ownership and protection of intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how and proprietary information that are not protected by patents to maintain our competitive position. We try to protect such intellectual property by entering into confidentiality agreements with parties that have access to it, such as business partners, collaborators, employees and consultants. If any of these parties breach these agreements, we may not have adequate remedies available. Additionally, our trade secrets and technical know-how, which are not protected by patents, may otherwise become known to or be independently developed by competitors, in which case our business, financial condition and operations could be materially adversely affected.

Unauthorized parties may attempt to replicate or otherwise obtain and use our products, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights and enforcing those rights could be difficult, expensive, time-consuming and unpredictable. Identifying unauthorized use of intellectual property rights is difficult and we may be unable to effectively monitor and evaluate the products being distributed by our competitors and the processes used to produce such products. Additionally, some or all of our current or future trademarks, patents, proprietary know-how, arrangements, agreements or other intellectual property rights seeking to protect us, may be found invalid, not infringed, unenforceable or anti-competitive in an infringement proceeding. An adverse result in any litigation or defense proceedings could put one or more of our current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

Other parties may claim that our products infringe on their proprietary and other protected rights. Such claims, if meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages. We may also need to obtain licenses from third

All dollar amounts expressed in thousands, except per share amounts parties who allege that we have infringed on their lawful rights. As such, we may not be able to obtain or utilize such rights or licenses at all or on terms that are favorable to us.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced into litigation to enforce or defend our intellectual property rights, protect our trade secrets or determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operations. The existence and/or outcome of any such litigation could harm our business. Because the content of much of our intellectual property concerns cannabis and other activities that are not legal in some jurisdictions, we may face additional difficulties in defending our intellectual property rights. For instance, the USPTO does not allow trademarks directly related to cannabis and cannabis products to be registered due to the illegal nature of the business and products under federal law.

We are reliant on information technology systems and may be subject to damaging cyber-attacks or security breaches.

We have and will continue to enter into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services regarding our operations. Our operations depend, in part, on how well we and our suppliers protect networks, equipment, IT systems and software against damage from many threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Given the nature of our products and our lack of legal availability outside of channels approved by applicable governmental and regulatory authorities, as well as the concentration of inventory in our facilities, there remains a risk of security as well as theft. If there was a breach in security systems and we become a victim of robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment, or if there was a failure of information systems or a component of information systems, could, depending on the nature of any such breach or failure, adversely impact our reputation, business continuity and results of operations. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increased expenses relating to the resolution and future prevention of such breaches and may deter potential consumers from choosing our products.

We are subject to data privacy laws, rules and regulations and any non-compliance with such laws, rules and regulations, could adversely affect our business, financial condition and operating results.

We are subject to laws, rules and regulations in the U.S. (such as the California Consumer Privacy Act (“CCPA”)) and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the CCPA and the privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

All dollar amounts expressed in thousands, except per share amounts

Risks Related to our Acquisitions and Growth Strategy

We may not be able to successfully identify and execute future acquisitions or dispositions, or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruptions of our ongoing business; (ii) distractions of management; (iii) we may become more financially leveraged; (iv) the anticipated benefits and cost savings may not be realized fully, or at all, and may take longer than expected; (v) an increase in the scope and complexity of our operations; and (vi) a loss or reduction of control over certain of our assets.

The presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could have a material adverse effect on our results of operations, business prospects and financial condition. A strategic transaction may result in a significant change to our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

We may complete additional acquisitions, enter into new lines of business and expand into new geographic markets and businesses, each of which may result in upfront costs and additional risks and uncertainties in our businesses.

We intend, if market conditions warrant, to grow our businesses by acquiring additional businesses, expanding existing products lines, entering into new product lines and entering new geographic markets. Attempts to expand our businesses involve a number of special risks, including some or all of the following:

•	the required investment of capital and other resources;
•	the diversion of management’s attention from our existing businesses;
•	the assumption of liabilities in any acquired business;
•	the disruption of our ongoing businesses;
•	entry into markets or lines of business in which we may have limited or no experience;
•	compliance with or applicability to our businesses of regulations and laws, including, in particular, regulations and laws in new states and localities, and a lack of experience in interacting with the regulatory authorities responsible for enforcing these regulations and laws; and
•	increasing demands on our operational and management systems and controls.

Because we have not yet identified these potential new acquisitions, product line expansions, and expansions into new geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and any investments that may result from any attempted acquisition or expansion.

Our ability to complete strategic alliances or partnerships will be dependent on and may be limited by the availability of suitable candidates and capital.

We currently have, and may in the future enter, into partnerships or strategic alliances with third parties that we believe will complement or augment our existing business. Such partnerships or strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances or partnerships could result in the incurrence of additional debt, costs and contingent liabilities and there can be no assurance that future strategic alliances or partnerships will achieve, or that our existing strategic alliances or partnerships will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

All dollar amounts expressed in thousands, except per share amounts

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

If we implement our business plan as intended, we may in the future experience rapid growth and development. The management of this growth will require, among other things, continued development of our financial and management controls and information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. We intend to outsource resources and hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our equity.

All dollar amounts expressed in thousands, except per share amounts

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Leases

The following table sets forth the Company’s principal properties as of December 31, 2022:

Location	Square Feet		Purpose	Leased/Owned
Phoenix, AZ	13,115		Administrative	Leased
Cambridge, MA	9,882		Retail sale	Leased
Taunton, MA	539,273	*	Cultivation, manufacturing/processing, and retail sale/distribution	Leased
Taunton, MA	N/M		Administrative	Leased
Taunton, MA	20,000		Retail sale/distribution	Leased
Brockton, MA	6,000		Retail sale/distribution	Leased
Cleveland, OH	20,725		Manufacturing/processing and distribution	Leased
Elyria, OH	6,180		Vacant	Owned
White Haven Borough, PA	478,724	*	Cultivation, manufacturing/processing, and distribution	Owned
Total Square Footage	1,093,899

N/M = not meaningful

* represents total square footage of parcel

All properties are subject to liens by creditors as described in Note 12 — Notes Payable to the consolidated financial statements for the fiscal year ended December 31, 2022.

All dollar amounts expressed in thousands, except per share amounts

ITEM 3.     LEGAL PROCEEDINGS

Other than as described below, the Company is not aware of any material legal proceedings or regulatory actions that the Company is a party to, or that any of its property is the subject of, and no such proceedings are known by the Company to be contemplated.

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

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to certain Baker matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020 the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM. After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company. The parties executed a settlement agreement on November 30, 2022. The amount reserved for settlement is included in accounts payable and accrued liabilities in the consolidated balance sheets.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and SVT. As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is closed and defendants are preparing their renewed motions to dismiss.

All dollar amounts expressed in thousands, except per share amounts

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.: IPR2022-00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied on October 11, 2022. This lawsuit is presently in the discovery phase. Jupiter, through its counsel, has analyzed the claims and is vigorously defending the lawsuit.

On October 14, 2021, the Company announced that it was supporting Smoore Technology in a complaint filed with the U.S. International Trade Commission (“ITC”) to defend against certain intellectual property infringements of CCELL® branded vape products. The Company is one of two authorized distributors of CCELL branded vape hardware and associated products in the U.S., and has been pivotal to the formation of the domestic industry for oil vaping cartridges in the U.S. In recent years, several vape brands, importers and retailers have distributed products that infringe upon CCELL’s patent and trademark rights. Through the complaint filed with the ITC, Smoore Technology requested that the ITC institute an investigation into those intellectual property infringements. The ITC granted the institution request on November 4, 2021, commencing an investigation. Smoore Technology has requested that the ITC issue an exclusion order to block infringing products from importation into the U.S. If granted, the requested remedy will help protect the market and customers from lower quality infringing products that do not meet the CCELL brand's exacting standards. The ITC trial took place in August 2022.  On February 1, 2023, the ITC issued an initial determination that no violation of Section 337 of the Tariff Act of 1930, as amended, had occurred.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

All dollar amounts expressed in thousands, except per share amounts

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Shares were previously listed on the CSE until August 16, 2021. The Common Shares are currently listed on the NEO Exchange under the symbol “TILT” and quoted on one of the OTC Markets Group over-the-counter exchanges (“OTCQX”) under the symbol “TLLTF”. The Company’s compressed shares (“Compressed Shares”) are not listed or quoted on any exchange and there is no established public trading market for the Compressed Shares.

The following table indicates the high and low values with respect to trading activity for the Common Shares on the CSE and the NEO Exchange for the periods indicated below (Source: Thomson Eikon).

Period	Low Trading Price (C$)	High Trading Price (C$)
Year Ended December 31, 2022
Fourth Quarter Ended December 31, 2022	0.040	0.195
Third Quarter Ended September 30, 2022	0.155	0.260
Second Quarter Ended June 30, 2022	0.120	0.390
First Quarter Ended March 31, 2022	0.225	0.415

Year Ended December 31, 2021
Fourth Quarter Ended December 31, 2021	0.250	0.600
Third Quarter Ended September 30, 2021	0.465	0.680
Second Quarter Ended June 30, 2021	0.500	0.720
First Quarter Ended March 31, 2021	0.370	0.920

The price of the Common Shares as quoted by the NEO Exchange at the close of business on December 31, 2022, was C$ 0.05.

The following table indicates the high and low values with respect to trading activity for the Common Shares on the OTCQX for the periods indicated below (Source: Thomson Eikon). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Period	Low Trading Price (US$)	High Trading Price (US$)
Year Ended December 31, 2022
Fourth Quarter Ended December 31, 2022	0.03	0.15
Third Quarter Ended September 30, 2022	0.11	0.21
Second Quarter Ended June 30, 2022	0.07	0.31
First Quarter Ended March 31, 2022	0.17	0.35

Year Ended December 31, 2021
Fourth Quarter Ended December 31, 2021	0.19	0.47
Third Quarter Ended September 30, 2021	0.37	0.54
Second Quarter Ended June 30, 2021	0.40	0.59
First Quarter Ended March 31, 2021	0.27	0.75

All dollar amounts expressed in thousands, except per share amounts

Shareholders

As of February 28, 2023, there are 779 holders of record of Common Shares and zero holders of record of the Compressed Shares.

Dividends

The payment of dividends on the Common Shares will be at the discretion of the Board and will depend on the Company’s financial condition and the need to finance the Company’s business activities. The Company has not paid any dividends on any class of its securities since incorporation; however, there are no restrictions in the Articles of the Company that could prevent the Company from paying dividends if the financial condition of the Company warranted such payment. Any future determination to pay dividends will be at the discretion of the Board and will depend, among other things, on the Company’s financial condition, earnings, business environment, operating results, capital requirements, any contractual restrictions on the payment of dividends and any other factors that the Board considers relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.     RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the Item 1A. “Risk Factors” section of this Annual Report. See also the “Cautionary Note Regarding Forward-Looking Statements,” as actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview

The Company was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) (“BCBCA”) pursuant to a Certificate of Continuance dated November 14, 2018. The Company’s head office is located in Phoenix, Arizona and its registered office is located in Vancouver, British Columbia.

The Company operates through two business divisions: Inhalation Technology and Cannabis. The Inhalation Technology division encompasses the Jupiter Research, LLC (“Jupiter”) business, through which the Company sells vape and accessory products and services to regulated markets across 39 states in the U.S., as well as Canada, Israel, South America and the European Union. The Cannabis division includes operations in Massachusetts at Commonwealth Alternative Care, Inc. (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio LLC (“Standard Farms OH”).

All dollar amounts expressed in thousands, except per share amounts

Through CAC, the Company operates a vertically integrated marijuana facility in Taunton, Massachusetts, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales and a dispensary, also dually licensed for both medical and adult-use retail sales, in Brockton, Massachusetts. CAC also has another medical dispensary operating in Cambridge, Massachusetts. Through these operating facilities the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

Through Standard Farms PA, the Company operates a fully-licensed integrated cultivation and manufacturing facility specializing in high-quality medical cannabis products such as vape cartridges, flower, capsules, oil syringes and tinctures, all of  which are sold via wholesale to Pennsylvania customer throughout the Commonwealth.

Through Standard Farms OH’s facility outside Cleveland, Ohio, the Company produces high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles, which are then sold and distributed throughout Ohio via wholesale to other licensed cannabis businesses.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” in this Annual Report on Form 10-K for discussions of these and other risks that may affect the Company.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized the coronavirus 2019 disease (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the year ended December 31, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

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

All dollar amounts expressed in thousands, except per share amounts

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021
Revenues, net	$174,188	$202,705
Cost of goods sold	(136,020)	(152,502)
Gross profit	38,168	50,203
Operating loss	(90,862)	(39,793)
Total other expense	(13,596)	(9,236)
Loss from operations before income tax and non-controlling interest	(104,458)	(49,029)
Net loss before non-controlling interest	(107,464)	(35,126)
Net loss attributable non-controlling interest	9	-
Net loss attributable to TILT Holdings Inc.	(107,455)	(35,126)

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

Revenue for the year ended December 31, 2022 was $174,188, down from $202,705 for the year ended December 31, 2021, reflecting a year-over-year decrease of $28,517 or 14%. The decrease was primarily attributable to Jupiter which decreased revenue by $34,623 or 21%, mainly driven by lower sales volume due to the timing of bulk purchases by certain larger customers and lower average prices in certain product lines due to customer mix. Partially offsetting Jupiter’s revenue decrease, revenue in the Cannabis division for the year ended December 31, 2022 increased by $6,106 or 15% year-over-year, mainly driven by increased sales volume, an expanding portfolio of partner brands and a full year of revenue from adult-use retail sales at two of the Company’s Massachusetts dispensaries.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the year ended December 31, 2022 was $136,020, down from $152,502 for the year ended December 31, 2021, reflecting a year-over-year decrease of $16,482 or 11%, primarily due to decreased sales volume at Jupiter, partially offset by increased sales volume across wholesale and retail cannabis operations.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

All dollar amounts expressed in thousands, except per share amounts

The Company’s gross profit for the year ended December 31, 2022 was $38,168, down from $50,203 for the year ended December 31, 2021, which reflects a year-over-year decrease of $12,035 or 24%. Gross margin was 22% and 25% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit was mainly due to decreased revenue year-over-year at Jupiter and price compression in the Cannabis division, while the decrease in gross margin was primarily driven by competitive pressures on pricing in the Massachusetts and Pennsylvania cannabis markets.

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

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Wages and benefits	$22,045	$17,407
General and administrative	20,713	19,608
Sales and marketing	2,450	922
Share-based compensation	3,327	3,804
Depreciation and amortization	18,352	17,857
Impairment loss and loss on disposal of assets	62,143	30,398
Total operating expenses	$129,030	$89,996

Total operating expenses for the year ended December 31, 2022 was $129,030, an increase of $39,034 or 43% year-over-year from $89,996. The increase was primarily in impairment loss related to annual impairment testing of goodwill. In addition, there was an increase in wages and benefits, mainly driven by increased headcount at CAC with the activation of two additional dispensaries in Massachusetts and by a company-wide cost of living adjustment to wages. Sales and marketing costs increased primarily due to increased marketing costs undertaken to drive growth in retail operations and increase support for the Company’s various in-house cannabis brands. General and administrative expense increased mainly driven by expanded retail cannabis operations and an increase in hiring and related costs as the Company centralized certain functions in the corporate office and expanded IT infrastructure to support growth initiatives.

Impairment Losses

Impairment losses for the year ended December 31, 2022 were $62,143, an increase of $31,745 year-over-year from $30,398. The increase is primarily due to goodwill impairment. The goodwill impairment was mainly related to annual impairment testing for Jupiter, Standard Farms PA and Standard Farms OH, where in the carrying amount of the reporting units exceeded their respective fair values by a total of $49,794. The impairment charges were primarily driven by changes in cannabis market conditions and in the current capital market environment.

The Company also tests its intangible assets annually for impairment. During the year ended December 31, 2022, the Company recorded an impairment loss of $11,351 related to its license rights for Standard Farms PA and Standard Farm OH. In addition, in connection with management’s ongoing multi-phase plans to produce high-quality flowers, the Company replaced existing lights in its Taunton Facility with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights. Additionally, during the year ended December 31, 2022, it was determined that certain assets held for sale had a carrying value greater than their fair market value. As a result, the Company recorded an impairment loss of $175 to bring these assets held for sale to fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Income (Expense)

The following is a summary of the Company’s total other income (expense) derived from the consolidated financial statements of the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Interest income	$215	$593
Other income	9	74
Change in fair value of warrant liability	2,394	6,001
Gain on sale of assets	-	163
Unrealized loss on investment	(296)	(891)
Loan receivable losses	(1,677)	(4,562)
Loss on termination of lease	-	(261)
Interest expense	(14,241)	(10,367)
Foreign exchange gain	-	14
Total other expense	$(13,596)	$(9,236)

Other income (expense) for the year ended December 31, 2022 was ($13,596), an increase of $4,360 from other expense of ($9,236) for the year ended December 31, 2021, primarily due to an increase in interest expense related to the lease liability at the Company’s Taunton Facility and the revolving credit facility at Jupiter. In addition, there was a decrease in non-cash income due to the change in fair value of warrant liabilities driven by the November 2022 expiration of the warrants issued in connection with the issuance of the 2019 Senior Notes, resulting in no warrant liability as of December 31, 2022 (refer to Note 4 – Fair Value Measurements for further details). Partially offsetting these factors, there was a decrease in loan receivable losses driven by the Company’s current expected credit losses (“CECL”) analysis of loans receivable. CECL reserves are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts.

Income Tax Benefit (Expense)

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code (the “IRC”) under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the year ended December 31, 2022 was ($3,006), a decrease of $16,909 from income tax benefit of $13,903 for the year ended December 31, 2021. See Note 17 – Income Taxes for further details.

Net Income (Loss) attributable to TILT

The Company recorded a net loss of $107,455 for the year ended December 31, 2022 compared to net loss of $35,126 for the prior year, for an increase in net loss of $72,329 primarily driven by the $39,034 increase in operating expense driven by increased non-cash impairment loss, the $16,909 decrease in income tax benefit, the $12,035 decrease in gross profit, and $4,360 increase in other expense.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

All dollar amounts expressed in thousands, except per share amounts

Sources and Uses of Cash

The Company’s balance of cash and cash equivalents was $2,202 as of December 31, 2022. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, third-party debt, and proceeds from the sale and leaseback of certain of the Company’s properties.

Key factors that could affect the Company’s internal and external sources of cash include:

●	Changes in demand for the Company’s products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, and our ability to achieve further reductions in operating expenses.
●	Our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect, from time to time.

The following are some of the significant sources and uses of cash during 2022 outside of the Company’s operating activities and regular capital expenditures:

●	On May 16, 2022, through its subsidiary CAC, the Company completed the previously announced acquisition of the Taunton Facility. Concurrent with the acquisition, CAC closed on the sale of the Taunton Facility (the “Massachusetts Sale” and, with the purchase of the Taunton Facility, the “Taunton Facility Transactions”) to Innovative Industrial Properties, Inc. (“IIP”). See Note 13 — Massachusetts Lease Liability included elsewhere in this Annual Report on Form 10-K for further details
●	On July 21, 2021, the Company, through its subsidiary, Jupiter, entered into a two-year, $10,000 asset-based revolving credit facility with Entrepreneur Growth Capital, LLC, a private lender (the “Revolving Facility”). The Revolving Facility has a two-year initial term and will continue for successive one-year terms unless terminated by either party effective at the end of the then-current term.
●	During the year ended December 31, 2022, the Company made $33,686 in principal payments on the 2019 Senior Notes.

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $107,466 during the year ended December 31, 2022 and had an accumulated deficit of $963,703 as of December 31, 2022. As of December 31, 2022, the Company had negative working capital of $44,311 (compared to positive working capital of $1,116 as of December 31, 2021). As of December 31, 2022, the Company had notes payable maturing in the next 12 months including the November 1, 2019 junior secured promissory notes (the “Junior Notes”) described in Note 12 – Notes Payable. The negative working capital was primarily due to the maturities of the Junior Notes which, as of December 31, 2022, were payable on April 1, 2023 and the Revolving Facility (as defined in Note 12 – Notes Payable) which, as of December 31, 2022, was payable on July 21, 2023. In order to achieve an improved capital structure, management completed a refinancing of the Junior Notes on February 15, 2023 and extended the maturity date and increased the line of credit under the Revolving Facility on March 13, 2023. See Note 21 – Subsequent Events for further details.

All dollar amounts expressed in thousands, except per share amounts

On April 19, 2022, the Company entered into a definitive purchase and sale agreement (the “Purchase and Sale Agreement”) between its subsidiary, White Haven RE, LLC, and an affiliate of IIP contemplating the sale and leaseback of the Company’s cultivation and production facility in White Haven, Pennsylvania (the “Pennsylvania Transaction”) in exchange for $15,000 cash. On February 15, 2023, the Company completed the Pennsylvania Transaction and used part of the proceeds to repay the remaining $2,100 due on its 2019 Senior Notes (as defined in Note 12 – Notes Payable). See Note 21 – Subsequent Events for further details.

The Company’s liquidity will depend on its ability to generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

The Company’s operating plans for the next 12 months include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of improved efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) increasing cash inflows from the September 2022 activation of a medical dispensary license; (v) increasing cash inflows from selling and leasing back certain facilities (see Note 21 – Subsequent Events for the completion of the Pennsylvania Transaction in February 2023); (vi) obtaining other financings as necessary; and (vii) refinancing of debt obligations and extension of maturities with banking partners and note holders (see Note 21 – Subsequent Events for the description of the 2023 Notes and the amendment to the Revolving Facility). The Company believes it has adequate resources to fund its operations during the next 12 months from the date of filing of this Annual Report on Form 10-K.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the consolidated financial statements:

	Year Ended
	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$8,612	$(8,599)
Net cash (used in) provided by investing activities	(16,837)	186
Net cash provided by financing activities	4,783	6,514
Effect of foreign exchange on cash and cash equivalents	(10)	(8)
Net changes in cash and cash equivalents	$(3,452)	$(1,907)

For the year ended December 31, 2022, cash was provided by (used in):

●	Operating activities: $8,612. The cash provided by operating activities for the year ended December 31, 2022 increased $17,211 as compared to the year ended December 31, 2021. The increase was primarily driven by the reduction of accounts receivable and conversion of inventory.
●	Investing activities: ($16,837). The cash used in investing activities for the year ended December 31, 2022 decreased $17,023 as compared to the year ended December 31, 2021. The decrease was mainly related to the Taunton Facility Transactions described in Note 13 – Massachusetts Lease Liability.
●	Financing activities: $4,783. The cash provided by financing activities for the year ended December 31, 2022 decreased $1,731 as compared to the year ended December 31, 2021. The decrease was mainly driven by the payments made towards the principal balance of the 2019 Senior Notes described in Note 12 – Notes Payable.

All dollar amounts expressed in thousands, except per share amounts

Financial Instruments and Risk Management

The Company examines the various financial instruments and risks to which it is exposed and assesses the impact and likelihood of those risks. These risks include market risk, interest rate risk, liquidity risk, currency risk and credit risk. Where significant, these risks are reviewed and monitored by the Board.

The Board has overall responsibility for the determination of the Company’s risk management objectives and policies. The overall objective of the Board is to set policies that seek to reduce risk as far as possible without unduly affecting the Company’s competitiveness and flexibility.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due, (refer to Liquidity and Capital Resources section for risk mitigation plan).

The following are the remaining contractual maturities of financial liabilities for the year ended December 31, 2022:

	Carrying amount	Total	< 6 months	6-12 months	1-5 years
Accounts payable and accrued liabilities	$58,170	$(58,170)	$(58,011)	$(159)	$-
Notes payable	59,728	(61,222)	(60,872)	—	(350)
Total	$117,898	$(119,392)	$(118,883)	$(159)	$(350)

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control. As of December 31, 2022, the Company was subject to interest rate risk in connection with its then outstanding 2019 Senior Notes and the Revolving Facility, both of which bear interest at variable rates.

Currency Risk

The operating results and financial position of the Company are reported in U.S. dollars. Some of the Company’s financial transactions are denominated in currencies other than the U.S. dollar. The results of the Company’s operations are subject to currency transaction and translation risks. The Company’s exposure to currency risk is minimal.

For the years ended December 31, 2022 and 2021, the Company had no hedging agreements in place with respect to foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s trade receivables, advances for acquisition targets and loans receivable. The carrying amounts for these financial assets represent their maximum credit exposure to the Company.

All dollar amounts expressed in thousands, except per share amounts

•Trade Receivables

The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Accounts receivable related to online sales are held in reputable merchant accounts and are typically received within a short period of time between 45-60 days. Additionally, the Company assesses the risk that accounts may not be collectible and has an allowance for doubtful accounts that reflects our assessment of the current expected credit loss as of the reporting date. As of December 31, 2022 and December 31, 2021, the Company was not materially exposed to any significant credit risk related to counterparty performance of outstanding trade receivables.

•	Loans Receivable

The Company manages its exposure to credit risk arising from loans receivable by obtaining collateral in the form of guarantees and security interest in the underlying assets of the counterparty, including intangible assets such as cannabis licenses, which would allow the Company to foreclose on the loans or force a sale of the assets in the event of default by the counterparty.

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is ‘credit impaired’ when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due.

CECL reserves are measured by the Company on a probability-weighted basis based on historical experience with losses and forward-looking information, which includes considerations of ongoing legal and regulatory developments in the industry. Loss given default parameters utilized by the Company in estimating CECL reserves generally reflect the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. Given the repayment profile and underlying terms of such loans, CECL reserves are generally estimated over the contractual term of the loan.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods. Significant judgments and estimates that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

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

All dollar amounts expressed in thousands, except per share amounts

Business Combinations

In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows.

The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

Certain fair values of the acquired assets and assumed liabilities may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods within the measurement period when it reflects new information obtained about facts and circumstances that were in existence at the acquisition date. The measurement period cannot exceed one year from the acquisition date.

Measurement of Share-Based Payments

The Company uses the Black-Scholes option-pricing model to determine the fair value of equity-settled share-based payments. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Impairment of Non-Financial Assets

The assessment of any impairment of non-financial assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions, the useful lives of assets, definition of the cost generating unit and estimates used to measure impairment losses. The recoverable value of these assets is determined using present value techniques, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

Goodwill and Indefinite Life Intangible Asset Impairment

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually during the fourth quarter and whenever there are indicators that the carrying amount of goodwill or intangible assets with an indefinite useful life have been impaired. In order to determine if the value of these assets have been impaired, the Company calculates the recoverable amount of the cash-generating unit to which asset has been allocated using present value techniques. When applying this valuation technique, the Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in these judgments and estimates can significantly affect the assessed recoverable amount of goodwill and indefinite life intangible assets.

Deferred Tax Assets

Deferred tax assets, including those arising from tax loss carry-forwards, require management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows.

All dollar amounts expressed in thousands, except per share amounts

In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets recorded at the reporting date could be impacted.

Financial Instruments and Fair Value Measurement

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

New Accounting Pronouncements

See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K for a description of new accounting pronouncements applicable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and, as such, is not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2022.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)

All dollar amounts expressed in thousands, except per share amounts and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, as a non-accelerated filer and an emerging growth company, as defined under the terms of the Jumpstart Our Business Startups Act of 2012, as amended, our independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

All dollar amounts expressed in thousands, except per share amounts

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of ethics entitled “TILT Holdings Inc. Code of Business Conduct and Ethics” that applies to directors, officers, employees, consultants and contractors. The code of ethics may be accessed through the “Governance” section of our website at www.tiltholdings.com. We have also elected to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics” through our website, and such information will remain available on this website for at least a 12-month period. A copy of the “TILT Holdings Inc. Code of Business Conduct and Ethics” is available in print to any shareholder who requests it.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance as of December 31, 2022:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities remaining
	outstanding options,	price of outstanding options,	available for future issuance
Plan Category	warrants and rights	warrants and rights	under equity compensation plans(1)
Equity compensation plans approved by security holders	19,299,291	$0.75	35,093,279
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	19,299,291	$0.75	35,093,279

_____________

(1)	The aggregate number of Common Shares issuable upon the vesting or exercise of awards granted under the Amended and Restated 2018 Stock and Incentive Plan (the “Plan”) shall not exceed 60,000,000.

Other information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1†

Business Combination Agreement dated July 9, 2018 between Baker Technologies, Inc., Briteside Holdings, LLC, Sea Hunter Therapeutics, LLC, Santé Veritas Holdings Inc. and 1167411 B.C. Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

2.2†

Amended and Restated Agreement and Plan of Merger by and among Jimmy Jang, L.P., Hammbutnocheese Merger Sub, Inc., Jupiter Research, LLC, Sellers and Mark Scatterday, as Sellers’ Representative dated as of January 10, 2019 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

2.3†

Agreement of Purchase and Sale, dated February 8, 2022, between Daniel G. DaRosa, as Trustee of 30 MOZZONE BOULEVARD 2013 REALTY TRUST, u/d/t/ dated July 26, 2017, and Commonwealth Alternative Care, Inc., as last amended by Second Amendment to Agreement of Purchase and Sale dated May 13, 2022 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

2.4†

Purchase and Sale Agreement And Joint Escrow Instructions dated effective April 8, 2022, by and between Commonwealth Alternative Care, Inc. and IIP-MA 2 LLC (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

2.5†

Purchase And Sale Agreement And Joint Escrow Instructions, dated effective April 19, 2022, by and between White Haven Re, LLC and IIP-PA 9 LLC, as amended by First Amendment To Purchase And Sale Agreement And Joint Escrow Instructions dated May 24, 2022 (incorporated by reference to Exhibit 2.5 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

3.1	Notice of Articles of TILT Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).
3.2	Articles of TILT Holdings Inc.( incorporated by reference to Exhibit 3.2. to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).
4.1†

Exchange Agreement dated January 7, 2019 between Jimmy Jang, L.P., TILT Holdings Inc. and the holder of units from time to time party thereto (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

4.2

Warrant Certificate dated November 22, 2019 by and between TILT Holdings, Inc. and Jane Batzofin (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

4.3

Warrant Certificate dated November 1, 2019 by and between TILT Holdings, Inc. and Mark Scatterday (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

4.4†	Form of Warrant Certificate issued on February 15, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 16, 2023).
4.5†	Form of Common Share Purchase Warrant issued on November 22, 2019 (filed herewith).
4.6	Description of Securities (filed herewith).

Exhibit No.	Description of Exhibit

10.1†

Loan Agreement dated August 24, 2021 by and between CGSF Group LLC and SFNY Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.2†

Agreement dated October 27, 2021 between Sante Veritas Therapeutics Inc., and 1120419 B.C. LTD. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.3*

Assignment Agreement dated February 22, 2021 between SH Finance Company, LLC and Teneo Fund SPVi LLC(incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.4†

Securities Purchase Agreement dated November 18, 2020 between Baker Technologies, Inc., Slam Dunk LLC, and Timothy Conder (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.5†

Senior Secured Note Purchase Agreement dated as of November 1, 2019 between Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., NR 1, LLC and the purchasers named on the Schedule of Purchasers attached thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.6†

Junior Secured Note Purchase Agreement dated November 1, 2019 between Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., [***] and the purchasers named on the Schedule of Purchasers attached thereto (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.7†

Junior Guaranty dated November 1, 2019 between TILT Holdings Inc., Jimmy Jang Holdings Inc., Sante Veritas Holdings Inc., Sante Veritas Therapeutics Inc., Jupiter Research Europe LTD, Defender Marketing Services, LLC, White Haven RE LLC, Standard Farms LLC, Briteside Holdings LLC, Briteside Modular LLC, Briteside E-Commerce LLC, Briteside Oregon LLC, Yaris Acquisition LLC, Bootleg Courier Company, LLC, Blkbrd Software LLC, Blackbird Logistics Corporation, Blkbrd CA, Blkbrd NV LLC, Sea Hunter Therapeutics, LLC, SH Therapeutics, LLC, SH Realty Holdings, LLC, SH Realty Holdings-Ohio, LLC, SH Ohio, LLC, SH Finance Company, LLC, Cultivo, LLC, Alternative Care Resource Group LLC, Verdant Holdings, LLC, Verdant Management Group, LLC, Herbology Holdings, LLC, Herbology Management Group, LLC, in favor of [***] (incorporated by reference to Exhibit 10 7.to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.8†

Junior Pledge Agreement dated as of November 1, 2019 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Baker Technologies, Inc., Jimmy Jang, L.P., Blackbird Logistics Corporation, Briteside Holdings LLC, Yaris Acquisition LLC, Baker Technologies, Inc., Jupiter Research, LLC, Blackbird Logistics Corporation, Blkbrd Software LLC, Briteside Ecommerce LLC, Briteside Holdings LLC, Briteside Modular LLC, Defender Marketing Services LLC, Standard Farms LLC, White Haven RE LLC, Yaris Acquisition LLC and [***](incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.9†

Junior Security Agreement dated as of November 1, 2019 by and among Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang, L.P., Jupiter Research, LLC, Blackbird Logistics Corporation, Blkbrd CA, Blkbrd NV LLC, Blkbrd Software LLC, Briteside Ecommerce LLC, Briteside Holdings LLC, Briteside Modular LLC, Briteside Oregon LLC, Defender Marketing Services, LLC, Standard Farms LLC, TILT Holdings Inc., White Haven RE LLC, Yaris Acquisition LLC and in favor of [***] (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.10†

Junior Canadian Security Agreement dated November 1, 2019 by TILT Holdings Inc. in favor of [***](incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

Exhibit No.	Description of Exhibit

10.11†

Guaranty dated as of November 1, 2019 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Sante Veritas Holdings Inc., Sante Veritas Therapeutics Inc., Jupiter Research Europe LTD, White Haven RE LLC, Standard Farms LLC, Briteside Holdings LLC, Briteside Modular LLC, Briteside E-Commerce LLC, Briteside Oregon LLC, Yaris Acquisition LLC, Bootleg Courier Company, LLC in favor of NR 1, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.12†

Pledge Agreement dated as of November 1, 2019 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Baker Technologies Inc., Jimmy Jang, L.P., Blackbird Logistics Corporation, Briteside Holdings LLC, Yaris Acquisition LLC,  Baker Technologies, Inc., Jupiter Research, LLC, Blackbird Logistics Corporation, Blkbrd Software LLC, Briteside Ecommerce LLC, Briteside Holdings LLC, Briteside Modular LLC, Defender Marketing Services, Standard Farms LLC, White Haven RE LLC, Yaris Acquisition LLC and NR 1 LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.13†

Security Agreement dated as of November 1, 2019, by and among Baker Technologies, Inc., Commonwealth Alternative Care Inc., Jimmy Jang, L.P., Jupiter Research, LLC, Blackbird Logistics Corporation, Blkbrd CA, Blkbrd NV LLC, Blkbrd Software LLC, Briteside Ecommerce LLC, Briteside Holdings LLC, Briteside Modular LLC, Briteside Oregon LLC, Defender Marketing Services LLC, Standard Farms LLC, TILT Holdings Inc., White Haven RE LLC, Yaris Acquisition LLC and in favor of NR 1, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.14†

Canadian Security Agreement dated November 1, 2019 of TILT Holdings Inc. in favor of NR 1, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.15+

TILT Executive Employment Agreement dated May 13, 2021 and effective June 1, 2021 between TILT Holdings Inc. and Gary F. Santo, Jr (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.16+

Employment Agreement dated October 28, 2020 between TILT Holdings Inc. and Gary F. Santo, Jr. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022)

10.17+

Employment Agreement, dated June 23, 2021 and effective July 12, 2021 between TILT Holdings Inc. and Dana R. Arvidson (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.18+

Employment Agreement, dated October 28, 2020 between TILT Holdings Inc. and Brad Hoch (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.19+

Compensation Agreement dated May 13, 2021 by and between TILT Holdings Inc. and Mark Scatterday (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.20+

Employment Agreement dated August 16, 2019 between TILT Holdings Inc. and Mark Scatterday (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.21†+

Consulting Services Agreement dated January 1, 2022 between Marshall Horowitz and TILT Holdings Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022)

10.22+

Transition Agreement dated April 22, 2021 between Marshall Horowitz and TILT Holdings Inc., as last amended by that certain Amendment No. 5 dated September 10, 2021 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.23†+

Employment Agreement dated August 5, 2020 and effective July 29, 2020 between TILT Holdings Inc. and Marshall Horowitz (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

10.24+	TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

Exhibit No.	Description of Exhibit

10.25+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Amended and Restated Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.26+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.27+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.28

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated June 17, 2022 by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.29+

Letter Agreement dated September 9, 2022 by and between TILT Holdings Inc. and Marshall Horowitz (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

10.30

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 30th day of September 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

10.31

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 24th day of October 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

10.32	Form of Amendment No. 1 to the Senior Secured Promissory Note (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).
10.33	Amendment No. 2 to Promissory Note, dated as of October 24, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).
10.34	Amendment No. 3 to Promissory Note, dated as of November 14, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).
10.35+

Amendment to Executive Employment Agreement dated December 1, 2022 by and between TILT Holdings Inc. and Dana Arvidson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2022).

10.36+

TILT Executive Employment Agreement dated November 29, 2022 by and between TILT Holdings Inc. and Brad Hoch (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2022).

10.37+

TILT Executive Employment Agreement dated December 1, 2022 by and between TILT Holdings Inc. and Christopher Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 1, 2022).

10.38

Fifth Amendment to Purchase And Sale Agreement And Joint Escrow Instructions, effective as of the 30th day of December 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2023).

10.39	Form of Amendment No. 4 to Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 3, 2023).
10.40†#

First Amendment to Secured Note Purchase Agreement dated February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, Jordan Geotas, as noteholder representative, and each of the purchasers and AP noteholders (includes the Conformed Secured Note Purchase Agreement, dated as of November 1, 2019, as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2023).

10.41†#	Unmarked Form of Secured Note Purchase Agreement, dated as of November 1, 2019, as amended by that First Amendment to Secured Note Purchase Agreement dated February 15, 2023 (filed herewith).

Exhibit No.	Description of Exhibit

10.42†

Amended and Restated Pledge Agreement February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC, and the other subsidiaries a party thereto, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 16, 2023).

10.43†

Amended and Restated Security Agreement dated February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 16, 2023).

10.44†

Amended and Restated Guaranty dated February 15, 2023, by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 16, 2023).

10.45†

Amended and Restated Canadian Security Agreement dated February 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 16, 2023).

10.46#

Trademark Security Agreement dated February 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 16, 2023).

10.47#

Canadian Trademark Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 16, 2023).

10.48#

Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 16, 2023).

10.49#

Canadian Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 16, 2023).

10.50†	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 16, 2023).
10.51†	Form of Promissory Note (AP Note) (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on February 16, 2023).
21.1	List of Subsidiaries of TILT Holdings Inc. (filed herewith).
23.1	Consent of Macias Gini & O’Connell LLP (filed herewith).
24.1	Power of Attorney (included on signature pages)
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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description of Exhibit

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL document)

+  Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

*  In accordance with Item 601(b)(2) and/or Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit because it is both not material and private or confidential. A copy of the omitted portion will be furnished to the Securities and Exchange Commission upon request.

†  In accordance with Item 601(a)(6) of Regulation S-K, certain information has been excluded from this exhibit.

# Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2023	TILT HOLDINGS INC.

By:	/s/ Gary F. Santo, Jr.
Gary F. Santo, Jr.
Chief Executive Officer (Principal Executive Officer)

Each person whose individual signature appears below hereby authorizes and appoints Gary F. Santo, Jr. and Dana R. Arvidson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary F. Santo, Jr.	Chief Executive Officer	March 16, 2023
Gary F. Santo, Jr.	(Principal Executive Officer)

/s/ Dana R. Arvidson	Chief Financial Officer	March 16, 2023
Dana R. Arvidson	(Principal Financial Officer)
/s/ Brad Hoch	Chief Accounting Officer	March 16, 2023
Brad Hoch	(Principal Accounting Officer)
/s/ John Barravecchia	Director	March 16, 2023
John Barravecchia

/s/ Tim Conder	Director	March 16, 2023
Tim Conder

/s/ Adam R. Draizin	Director	March 16, 2023
Adam R. Draizin

/s/ George Odden	Director	March 16, 2023
George Odden

/s/ D’Angela Simms	Director	March 16, 2023
D’Angela Simms

TILT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and Board of Directors of TILT Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TILT Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

/s/ Macias Gini & O’Connell LLP

San Jose, California

March 16, 2023

TILT HOLDINGS INC.

Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,202	$4,221
Restricted cash	1,298	2,731
Trade receivables, net	26,698	32,393
Inventories	52,909	55,583
Loans receivable, current portion	516	2,453
Prepaid expenses and other current assets	1,979	2,732
Assets held for sale	325	500
Total current assets	85,927	100,613

Non-current assets
Property, plant and equipment, net	67,937	62,360
Right-of-use assets – finance, net	4,351	5,379
Right-of-use assets – operating, net	740	5,038
Investments	6,402	6,698
Intangible assets, net	102,714	128,770
Loans receivable, net of current portion	3,703	1,672
Goodwill	20,751	70,545
Other assets	1,453	273
TOTAL ASSETS	$293,978	$381,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$58,170	$49,482
Warrant liability	—	2,394
Income taxes payable	979	—
Deferred revenue	5,760	5,177
Finance lease liability, current portion	1,075	955
Operating lease liability, current portion	135	731
Massachusetts lease liability, current portion	4,741	—
Notes payable, current portion	59,378	40,758
Total current liabilities	130,238	99,497

Non-current liabilities
Finance lease liability, net of current portion	4,245	5,319
Operating lease liability, net of current portion	701	4,927
Notes payable, net of discount, net of current portion	350	45,855
Massachusetts lease liability, net of current portion	35,281	—
Deferred tax liability	1,373	85
Other liabilities	273	—
TOTAL LIABILITIES	172,461	155,683

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 377,515,391 and 374,082,759 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	858,143	854,952
Additional paid-in capital	225,127	224,835
Warrants	796	952
Accumulated other comprehensive income	988	999
Accumulated deficit	(963,703)	(856,248)
TOTAL SHAREHOLDERS’ EQUITY	121,351	225,490

Non-controlling interest	166	175
TOTAL EQUITY	121,517	225,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,978	$381,348

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2022	2021
Revenues, net	$174,188	$202,705
Cost of goods sold	(136,020)	(152,502)
Gross profit	38,168	50,203

Operating expenses:
Wages and benefits	22,045	17,407
General and administrative	20,713	19,608
Sales and marketing	2,450	922
Share-based compensation	3,327	3,804
Depreciation and amortization	18,352	17,857
Impairment loss and loss on disposal of assets	62,143	30,398
Total operating expenses	129,030	89,996
Operating loss	(90,862)	(39,793)

Other (expense) income:
Interest income	215	593
Other income	9	74
Change in fair value of warrant liability	2,394	6,001
Gain on sale of assets	—	163
Unrealized loss on investment	(296)	(891)
Loan receivable losses	(1,677)	(4,562)
Loss on termination of lease	—	(261)
Interest expense	(14,241)	(10,367)
Foreign exchange gain	—	14
Total other expense	(13,596)	(9,236)
Loss from operations before income tax and non-controlling interest	(104,458)	(49,029)

Income taxes
Income tax (expense) benefit	(3,006)	13,903
Net loss before non-controlling interest	(107,464)	(35,126)
Less: Net loss attributable to non-controlling interest	9	—
Net loss attributable to TILT Holdings Inc.	$(107,455)	$(35,126)

Other comprehensive loss
Net loss	$(107,464)	$(35,126)
Foreign currency translation differences	(11)	(15)
Comprehensive loss before non-controlling interest	(107,475)	(35,141)
Less: Net loss attributable to non-controlling interest	9	—
Comprehensive loss attributable to TILT Holdings Inc.	$(107,466)	$(35,141)

Weighted average number of shares outstanding:
Basic and diluted	375,502,610	370,002,378
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.29)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2020	367,182,673	$851,851	$223,499	$6,757	$1,014	$(818,436)	$—	$264,685
Options exercised	221,400	13	—	—	—	—	—	13
Share-based compensation	—	—	1,240	—	—	—	—	1,240
Warrants exercised	657,000	173	96	—	—	—	—	269
Warrants reclassified to liability	—	—	—	(5,805)	—	(2,686)	—	(8,491)
Issuance and vesting of restricted share units	5,272,310	2,192	—	—	—	—	—	2,192
Shares reserved for performance awards	—	372	—	—	—	—	—	372
Shares issued for SFNY business combination	749,376	351	—	—	—	—	—	351
Non-controlling interest	—	—	—	—	—	—	175	175
Comprehensive income (loss) for the period	—	—	—	—	(15)	(35,126)	—	(35,141)
Balance - December 31, 2021	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	136	—	—	—	—	136
Warrants expired	—	—	156	(156)	—	—	—	—
Issuance and vesting of restricted share units	3,432,632	2,329	—	—	—	—	—	2,329
Shares reserved for performance awards	—	862	—	—	—	—	—	862
Comprehensive loss for the period	—	—	—	—	(11)	(107,455)	(9)	(107,475)
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(107,464)	$(35,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized loss on investments	296	891
Loss on termination of lease	—	210
Disposal expense and other	6	—
Depreciation and amortization	23,931	22,438
Amortization of operating lease right of use assets	579	1,231
Change in allowance for doubtful accounts	(167)	(188)
Non-cash interest income	(67)	(500)
Deferred tax	1,288	(13,864)
Share-based compensation	3,327	3,804
Accretion of debt discount	2,580	2,667
Change in fair value of warrant liability	(2,394)	(6,001)
Loan receivable losses	1,677	4,562
Impairment loss and loss on disposal of assets	62,143	30,398
Non-cash interest expense	4,229	4,050
Net change in working capital items:
Trade receivables and others, net	5,862	(17,627)
Inventories	2,686	(22,574)
Prepaid expenses and other current assets	(427)	1,340
Accounts payable and accrued liabilities	8,965	18,239
Income tax payable	979	(903)
Operating lease liability	—	(512)
Deferred revenue	583	(1,134)
Net cash provided by (used in) operating activities	8,612	(8,599)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(15,142)	(3,064)
Proceeds from sale of property, plant and equipment	9	1,233
Repayment of loan receivable, net of advances	(1,704)	2,417
Cash paid for acquisitions	—	(400)
Net cash (used in) provided by investing activities	(16,837)	186

Cash flows from financing activities:
Payments on lease liability	(2,002)	(2,311)
Repayments on notes payable	(167,608)	(47,973)
Debt issuance costs	—	(469)
Proceeds from notes payable and Massachusetts lease liability	174,393	57,081
Proceeds from options and warrants exercised	—	186
Net cash provided by financing activities	4,783	6,514
Effect of foreign exchange on cash and cash equivalents	(10)	(8)
Net change in cash and cash equivalents and restricted cash	(3,452)	(1,907)
Cash and cash equivalents and restricted cash, beginning of year	6,952	8,859
Cash and cash equivalents and restricted cash, end of year	$3,500	$6,952

Supplemental disclosures of non-cash investing and financing activities:
Decreases to right of use assets related to Taunton Facility Transactions (Note 13)	$3,940	$—
Decreases to operating lease liability related to Taunton Facility Transactions (Note 13)	$4,454	$—
Decreases to property, plant, and equipment related to Taunton Facility Transactions (Note 13)	$514	$—
Increases to right of use assets	$—	$1,058
Increase to operating lease liability	$—	$90
Increase to finance lease liability	$—	$965
Conversion of loans receivable to investment (Note 7)	$—	$6,400
Shares issued for Standard Farms New York Acquisition (Note 3)	$—	$351
Extinguishment of debt for Standard Farms Ohio LLC acquisition (Note 3)	$—	$7,550
Extinguishment of existing liabilities from Sante Veritas Therapeutics sale (Note 1)	$—	$825
Property and equipment acquired via finance lease	$—	$832
Property and equipment acquired via operating lease	$—	$139

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,449	$2,904
Cash paid for income taxes	$433	$1,198

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Operations

TILT Holdings Inc. (“TILT” or the “Company”) is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation and production, TILT services brands and cannabis retailers in regulated markets across 39 states in the United States (“U.S.”), as well as Canada, Israel, Mexico, South America, and the European Union. The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

The following are the Company’s significant consolidated entities and the ownership interest in each that are included in these consolidated financial statements for the years ended December 31, 2022 and 2021:

Major Subsidiaries	Place of Incorporation	Ownership Percentage
Jimmy Jang Holdings, Inc.	British Columbia	100%
Jimmy Jang, L.P.	Delaware	100%
Jupiter Research, LLC	Arizona	100%
Baker Technologies, Inc.	Delaware	100%
Standard Farms, LLC	Pennsylvania	100%
Standard Farms Ohio, LLC	Ohio	100%
Sea Hunter Therapeutics, LLC	Delaware	100%
Commonwealth Alternative Care, Inc.	Massachusetts	100%
SFNY Holdings, Inc.	Delaware	100%
CGSF Group, LLC	Delaware	75%

Liquidity

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $107,466 during the year ended December 31, 2022 and had an accumulated deficit of $963,703 as of December 31, 2022. As of December 31, 2022, the Company had negative working capital of $44,311 (compared to positive working capital of $1,116 as of December 31, 2021). As of December 31, 2022, the Company had notes payable maturing in the next 12 months, including the November 1, 2019 junior secured promissory notes (the “Junior Notes”) described in Note 12 – Notes Payable. The negative working capital was primarily due to the maturities of the Junior Notes which, as of December 31, 2022 were payable on April 1, 2023, and the Revolving Facility (as defined in Note 12 – Notes Payable) which, as of December 31, 2022, was payable on July 21, 2023. In order to achieve an improved capital structure, management completed a refinancing of the Junior Notes on February 15, 2023 and extended the maturity date and increased the line of credit under the Revolving Facility on March 13, 2023. See Note 21 – Subsequent Events for further details.

On April 19, 2022, the Company entered into a definitive purchase and sale agreement (the “Purchase and Sale Agreement”) between its subsidiary, White Haven RE, LLC, and an affiliate of Innovative Industrial Properties, Inc. (“IIP”) contemplating the sale and leaseback of the Company’s cultivation and production facility in White Haven, Pennsylvania (the “Pennsylvania Transaction”) in exchange for $15,000 cash. On February 15, 2023, the Company completed the Pennsylvania Transaction and used part of the proceeds to repay the remaining $2,100 due on its 2019 Senior Notes (as defined in Note 12 – Notes Payable). See Note 21 – Subsequent Events for further details.

The Company’s liquidity will depend on its ability to generate positive cash flow, and minimize the anticipated net loss during the 12 months from the date of this filing, all of which are uncertain and outside the control of the Company.

The Company’s operating plans for the next 12 months include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of improved efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) increasing cash inflows from the September 2022 activation of a medical dispensary license; (v) increasing cash inflows from selling and leasing back certain facilities (see Note 21 – Subsequent Events for the completion of the Pennsylvania Transaction in February 2023);

All dollar amounts expressed in thousands, except per share amounts

(vi) obtaining other financings as necessary; and (vii) refinancing of debt obligations and extension of maturities with banking partners and note holders (see Note 21 – Subsequent Events for the description of the 2023 Notes and the amendment to the Revolving Facility). The Company believes it has adequate resources to fund its operations during the next 12 months from the date of filing of this Annual Report on Form 10-K.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the year ended December 31, 2022, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.

Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company. These consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Functional Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. These consolidated financial statements are presented in U.S. dollars. All references to “C$” refer to Canadian dollars.

Foreign Currency Translation

Foreign currency transactions are translated into the functional currency using the exchange rates at the dates of the transactions. Foreign exchange gains or losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at year end exchange rates are generally recognized in profit or loss. They are deferred in equity if they are attributable to part of the net investment in a foreign operation.

Non-monetary items that are measured at fair value in a foreign currency are translated using the exchange rates at the date when the transaction occurred. Translation differences on assets and liabilities carried at fair value are reported as part of the fair value gain or loss.

All dollar amounts expressed in thousands, except per share amounts

The results and financial position of foreign operations (none of which has the currency of a hyperinflationary economy) that have a functional currency different from the Company’s presentation currency are translated into the presentation currency as follows:

●	assets and liabilities for each statement of financial position presented are translated at the closing rate at the date of that statement of financial position.
●	income and expenses for each statement of operations and comprehensive loss presented are translated at average exchange rates (unless this is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and
●	all resulting exchange differences are recognized as a component of accumulated other comprehensive loss in shareholders’ equity.

On consolidation, exchange differences arising from the translation of any net investment in a subsidiary with a different functional currency are recognized as a component of accumulated other comprehensive loss in shareholders’ equity. When a subsidiary with a different functional currency is sold, the associated exchange differences are reclassified to profit or loss, as part of the gain or loss on sale.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

Reclassifications

Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company is presenting certain security deposits of $273 in other assets in the consolidated balance sheet as of December 31, 2021, which were previously included in prepaid expenses and other current assets. Additionally, the Company is presenting certain travel expenses of $535 in general and administrative expenses in the consolidated statements of operations and comprehensive loss as of December 31, 2021, which were previously included in sales and marketing expenses.

Use of Estimates

The preparation of these consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Acquisitions

When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method described in ASC Topic 805, Business Combinations (“Topic 805”), is applied.

All dollar amounts expressed in thousands, except per share amounts

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions and other deposits that are readily convertible into cash. The Company deposits cash with financial institutions, and these deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250. At times, the Company’s cash and cash equivalents may exceed federally insured levels.

Restricted Cash

The Company had $1,298 and $2,731 in restricted cash as of December 31, 2022 and 2021, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,252 and $1,251 as of December 31, 2022 and 2021, respectively. Also included in restricted cash as of December 31, 2021 was $1,432 of interest reserves. This cash was reserved for payment of interest on the 2019 Senior Notes (as described in Note 12 — Notes Payable) and was used to pay interest at the escrow agent’s discretion. No such reserve was included in restricted cash as of December 31, 2022.

Trade Receivables

The Company reports trade receivables at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company’s trade receivables are short-term and similar in nature. The Company maintains an allowance for credit losses based on its assessment of historical information, current economic conditions and reasonable and supportable forecasts.

As of December 31, 2022 and 2021, the allowance for credit losses was $494 and $661.

Loans Receivable

The Company’s loans receivable are held for investment and are reported at amortized cost, net of an allowance for credit losses. Credit losses are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts. Our assessment includes a variety of factors, including underlying credit, relative maturity dates of the loans, economics considerations, as well as ongoing legal and other regulatory developments in the industry. This process includes consideration for the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. As of December 31, 2022 and 2021, the allowance for credit losses was $7,237 and $5,559, respectively.

Inventories

Inventories include raw materials, internally produced work in process, finished goods, supplies, accessories, and packaging materials.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest costs.

Inventories of raw materials, purchased finished goods, supplies, accessories, and packing materials are carried at the lower of cost and net realizable value using the weighted average cost method.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold. The Company did not recognize any inventory cost adjustments during the years ended December 31, 2022 and 2021.

All dollar amounts expressed in thousands, except per share amounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists primarily of prepaid amounts for insurance and other expenses, deposits, and vendor prepayments.

Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment losses as applicable. The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for the intended use and borrowing costs on qualifying assets. During their construction, items of property, plant and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant and equipment and depreciation on the item commences. Certain items of buildings and equipment that were not ready for intended use, given licensing or construction requirements were initially classified as property not in service during the year ended December 31, 2021. No such assets were held by the Company as of December 31, 2022. Subsequently after deployment to their intended use, these items are reclassified to the appropriate category of property, plant and equipment.

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. Depreciation is provided on a straight-line basis over the following estimated useful lives:

Machinery and equipment	2 – 7 years
Furniture and fixtures	3 – 10 years
Autos and trucks	5 years
Buildings and land improvements	5 – 39 years
Leasehold improvements	Lesser of useful life or lease term
Greenhouse-agricultural structure	5 – 15 years
Land	Not depreciated

Leases

The Company maintains operating and finance leases primarily for manufacturing facilities, retail facilities, corporate offices, and certain equipment and storage.

The Company applies ASC Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, except for short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

New contracts are analyzed to determine whether they include leased assets; such leases are referred to as embedded leases. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicitly or implicitly identified asset in the contract and if the Company controls the use of that asset.

The Company’s accounting policy treats leases with an initial term of 12 months or less as short-term leases. Lease expense for short-term lease payments are recognized on a straight-line basis over the term of the lease.

Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the leases do not include an implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. As a practical expedient, the Company has elected not to separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs). As a result, if the non-lease components are fixed, they are included when calculating the ROU asset and related lease liability. See Note 14 — Leases for additional information.

All dollar amounts expressed in thousands, except per share amounts

Investments

The Company held an investment in a marketable equity security with a readily determinable fair value, and the Company applies ASC 321, Investments—Equity Securities (“Topic 321”). The marketable security investment is carried at fair value with unrealized gains and losses included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

The Company held investments in privately held cannabis companies where the Company does not exercise significant influence, and therefore Topic 321 applies. Readily determinable fair values were not available, and the Company elected to apply the measurement alternative where the investments are initially recorded at cost and are remeasured at fair value upon impairment or observable transaction prices, which is evaluated quarterly.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any, over the following terms:

Customer relationships	10 – 13 years
Trademarks	7 – 10 years
License rights (1)	9 years
Management agreements	Over the term of the agreement
Patents and technologies	10 years
Backlog and non-competition agreements	4 – 14 years

_____________

(1)	Licenses to cultivate, process, or dispense cannabis are considered to have indefinite lives as they can be renewed in perpetuity.

Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. During the year ended December 31, 2022, the Company recognized $11,351 in impairment charges related to intangible assets.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the years ended December 31, 2022 and 2021, the Company did not recognize impairments of long lived assets.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if there is any indication of impairment.

All dollar amounts expressed in thousands, except per share amounts

Goodwill is tested for impairment annually and whenever events and circumstances indicate that the carrying amount of goodwill has been impaired. In order to determine the value of goodwill that may have been impaired, the Company performs a qualitative assessment to determine that it was more likely than not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. Several factors, including historical results, business plan, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgements and estimates can significantly affect the assessed value of goodwill. For the years ended December 31, 2022 and 2021, the Company recognized $49,794 and $29,528, respectively, in impairment charges related to goodwill.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the deferred income taxes are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code (the “IRC”) under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. This guidance also addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

Revenue Recognition

Revenue is recognized by the Company in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

In order to recognize revenue under Topic 606, the Company applies the following five (5) steps:

●	Identify a customer along with a corresponding contract;
●	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
●	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
●	Allocate the transaction price to the performance obligation(s) in the contract; and
●	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenue represents the amount the Company expects to receive for goods in its contracts with customers, net of discounts and sales taxes. The Company’s revenue is derived from the following:

Wholesale of Goods – Vaporization and Inhalation Devices

Revenue from wholesale of goods is recognized when the Company transfers control and satisfies its performance obligations. Revenue is recognized from wholesale of goods based upon the specific terms with the customer, which is the point at which title passes to the customer, and is typically when the product has been shipped.

All dollar amounts expressed in thousands, except per share amounts

Direct Sale of Goods – Cannabis

Revenue from the direct sale of goods is recognized when the Company transfers control of the good to the customer and satisfies its performance obligations, which occurs at the point of sale at the dispensary.

Shipping and handling costs, if applicable, are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Contract assets are defined in the standard to include amounts that represent the right to receive payment for goods and services that have been transferred to the customer with rights conditional upon something other than the passage of time. Contract liabilities or deferred revenues are defined in the standard to include amounts that reflect obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of December 31, 2022 and 2021. The Company recognized deferred revenue of $5,760 and $5,177 for advance consideration received from wholesale customers for the sale of vaporization and inhalation devices through Jupiter Research, LLC (“Jupiter”) during the years ended December 31, 2022 and 2021, respectively.

Share-Based Payments

The Company has a stock and incentive plan whereby awards are granted to certain employees, management, directors, and consultants. The fair value of the share options, performance stock units (“PSU”) and restricted stock units (“RSU”) granted by the Company are recognized as compensation expense on a straight-line basis over the applicable vesting period, which varies based on the grant and vest dates assigned to individual awards. The fair value of the share options are measured using the Black-Scholes option pricing model, and the fair value of the PSUs and RSUs are measured using intrinsic value, as of the grant date. Forfeitures are estimated based on historical experience and expense related to awards, and the estimate is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

Cost of Goods Sold

Cost of goods sold represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, the depreciation of certain property, plant and equipment, and tariffs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes. Cost of goods sold also includes inventory valuation adjustments. The Company recognizes the cost of goods sold as the associated revenues are recognized.

Advertising Costs

Advertising costs were $2,450 and $922 for the years ended December 31, 2022 and 2021. These costs are expensed as incurred and are included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI is initially measured at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. The share of net assets attributable to the NCI is presented as a component of equity on the consolidated balance sheet, and the NCI's share of net income or loss is recognized directly in the consolidated statements of shareholders’ equity. The Company has one NCI in CGSF, which was acquired as part of its acquisition of Standard Farms New York, LLC (“SFNY”). See Note 3 — Acquisitions for additional information.

All dollar amounts expressed in thousands, except per share amounts

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share data for its common shares. Basic income (loss) per share is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for the effects of all dilutive potential common shares.

Warrant s

The Company accounts for the issuance of common share purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“Topic 815”). The Company accounted for certain common share warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting date. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in other (expense) income on its consolidated statements of operations and comprehensive loss.

Significant Accounting Judgments and Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods. Significant judgments and estimates that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with original maturities at the time of purchase of three months or less. The Company maintains amounts on deposit at various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions and has not experienced any losses on such deposits.

Accounting for Business Combinations

The allocation of the purchase price of business combinations is based on management estimates and assumptions, which utilize established valuation techniques. These techniques include the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. Management records the acquired assets and liabilities at fair value. If the income approach is used, the fair value determination is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual market transactions or offerings for economically comparable assets available as of the valuation date. Determining the fair value of intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development and other operating expenses.

Inventories

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual

All dollar amounts expressed in thousands, except per share amounts arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Estimated Useful Lives and Depreciation of Property, Plant and Equipment and Intangible assets

Depreciation and amortization of property, plant and equipment and intangible assets is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Measurement of Share-Based Payments

The Company uses the Black-Scholes option-pricing model to determine the fair value of equity-settled share-based payments. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Impairment of Other Long-lived Assets

The assessment of any impairment of other long-lived assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions, the useful lives of assets and estimates used to measure impairment losses. The recoverable value of these assets is determined using present value techniques, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

Goodwill and Indefinite Life Intangible Asset Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine that it was more-likely- than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

Deferred Tax Assets

Deferred tax assets, including those arising from tax loss carry-forwards, require management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

All dollar amounts expressed in thousands, except per share amounts

Leases (Topic 842)

Topic 842 requires lessees to recognize ROU Assets and lease liabilities on the balance sheet. Leases requires lessees to discount lease payments using the rate implicit in the lease if that rate is readily available in accordance with Topic 842. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the ROU asset in a similar economic environment.

The standard requires lessees to estimate the lease term. In determining the lease term, management considers the non-cancellable period along with renewal and termination options that create an economic incentive to exercise the options.

Warrant Liability

The fair value of the warrant liability is measured using a Black Scholes pricing model. Assumptions and estimates are made in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common shares. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued an accounting standards update (“ASU”) 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the recognition of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, revises the derivatives scope exception, and makes targeted improvements to the related earnings per share guidance. ASU 2020-06 became effective for the Company in the first quarter of 2022. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies whether an issuer should account for a modification or an exchange of freestanding equity-classified written calls options that remain equity classified after modification or exchange as (1) an adjustment to equity and if so, the related earnings per share effects, if any, or (2) an expense, and if so, the manner and pattern of recognition. ASC 2021-04 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

All dollar amounts expressed in thousands, except per share amounts

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the cessation date of certain LIBOR rates from December 31, 2022 to June 30, 2023. We have not yet applied any of the expedients and exceptions and do not expect this guidance to have a material impact on the Company’s consolidated financial statements.

3.     Acquisitions

The net assets acquired in each transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates. Pro forma financial information is not presented, as amounts are not material to the Company’s consolidated financial statements.

Standard Farms OH

On March 15, 2021, the Company through its subsidiary Standard Farms Ohio, LLC (“Standard Farms OH”)  acquired 100% of the assets of Standard Farms Ohio LLC. Standard Farms OH’s purpose-built facility utilizes CO2 extraction to produce high-quality medical cannabis products including tinctures, vape cartridges, syringes and topicals. The facility is located just outside of Cleveland, Ohio, providing ready access to the state’s 52 operating dispensaries. The Company expects to expand product offerings at Standard Farms OH to include concentrates and edibles inspired by the Company’s operations in Massachusetts and Pennsylvania. The consideration exchanged for the net assets acquired comprised the settlement of $7,550 due to the Company under the Build- Out Note and Loan Notes. See Note 10 – Loans Receivable for additional information.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration
Settlement of pre-existing advance for acquisition target	$7,550
Fair value of consideration exchanged	$7,550

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$21
Trade receivables	10
Inventory	502
Prepaid expenses and other current assets	29
Property, plant and equipment	1,935
Intangible asset - license(1)	3,890
Right-of-use assets	120
Goodwill	1,380
Accounts payable and accrued liabilities	(204)
Lease liabilities	(133)
Total net assets acquired	$7,550

_____________

(1)License acquired is a manufacturing production license with an indefinite life that is not subject to amortization and is tested annually for impairment.

All dollar amounts expressed in thousands, except per share amounts

SFNY

On August 24, 2021, a subsidiary of the Company acquired 100% of the Class A membership units of Standard Farms New York (“SFNY”) which holds a 75% interest in CGSF, with the remaining interest held by Conor Green Consulting, LLC (“Conor Green”). The purpose of this acquisition is to acquire the pre-existing management service agreement CGSF has with Little Beach Harvest. The Company paid a total of $751, with $400 being paid in cash and $351 in common shares, in exchange for the acquisition of the SFNY Class A membership units.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired, liabilities assumed and non-controlling interest:

Consideration
Cash and cash equivalents	$400
Shares issued upon issuance	351
Fair value of consideration exchanged	$751

Recognized amounts of identifiable assets acquired, liabilities assumed, and non-controlling interest
Intangible asset - Management agreement	$926
Non-controlling interest	(175)
Total	$751

Through the agreements between CGSF and Little Beach Harvest, the Company will provide management services to Little Beach Harvest for the development of facilities, including planning, design and funding of up to approximately $18,000 in capital expenditures in order to provide a fully vertical cannabis operation. The 9% debt financing the Company provides is repaid through cash flows monthly and is secured by the assets of the project. In exchange for providing management services, SFNY will receive 11.25% of Shinnecock’s gross revenue as well as 18.75% of free cash flows from all Shinnecock cannabis operations during the initial term of up to nine years. The management agreement may be extended up to ten additional years, pending accomplishment of certain performance-based milestones related to revenue and profitability.

4. Fair Value Measurements

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

All dollar amounts expressed in thousands, except per share amounts

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of December 31, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,202	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Warrant liability	—	—	—
Total	$3,502	$—	$—

	As of December 31, 2021
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,221	$—	$—
Restricted cash	2,731	—	—
Investments	102	—	196
Warrant liability	—	—	2,394
Total	$7,054	$—	$2,590

The Akerna marketable security balance included in investments has Level 1 inputs. The HERBL balance included in investments is recorded at cost and excluded from the schedule above. The Big Toe balance included in investments was initially recorded at cost, but impairment was subsequently identified and the balance was adjusted to liquidation value as an approximation of fair value using Level 3 inputs at December 31, 2022 and 2021, resulting in losses of $196 and $804 during the years ended December 31, 2022 and 2021, respectively, included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2022 and 2021, the Company recorded gains of $2,394 and $6,001, respectively, on the change in fair value of its warrant liability. These gains are included in other income (expense) in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, all warrants valued at market had expired and there was no warrant liability as of December 31, 2022.

The carrying amount of the Company’s term loan approximates its fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 12 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 10 — Loans Receivable for additional information. The carrying amounts of all financial assets and liabilities, other than notes payable and loans receivables, approximate their fair values. There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2022 and 2021.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

As a result of missed forecasts for Jupiter, the Company conducted testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its fair value and recorded a $6,668 goodwill impairment charge for the six months ended June 30, 2022.

During the six months ended December 31, 2022, the Company identified additional impairment triggers for three of its reporting units, which resulted in an additional impairment charge of $38,957 for Jupiter and impairment charges of $2,789 and $1,380 for Standard Farms, LLC (“Standard Farms PA”) and Standard Farms OH, respectively.

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the goodwill activity for the year ended December 31, 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(45,625)
Standard Farms PA impairment	(2,789)
Standard Farms OH impairment	(1,380)
Balance, December 31, 2022	$20,751

See Note 9 — Goodwill for additional information.

5. Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2022	2021
Raw Material - cannabis plants	$3,383	$3,206
Raw Material - other materials	763	1,116
Work in progress	11,268	6,327
Finished goods	34,779	43,776
Supplies and accessories	2,716	1,158
Total Inventories	$52,909	$55,583

6. Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Land	$6,434	$169
Land improvements	461	460
Machinery & equipment	13,692	12,450
Furniture & fixtures	790	788
Buildings	51,987	6,845
Greenhouse - agricultural structure	8,196	8,195
Leasehold improvements	9,955	46,587
Construction in progress	610	3,391
Autos & trucks	256	214
Total cost	92,381	79,099
Less: accumulated depreciation	(24,444)	(16,739)
Total property, plant and equipment	$67,937	$62,360

During the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $8,197 and $6,820, respectively. For the years ended December 31, 2022 and 2021, depreciation expense of $5,686 and $4,939, respectively, is included in cost of goods sold and depreciation expense of $2,511 and $1,881, respectively, is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2021, the Company recorded a gain on sale of assets of $163. This gain is included in gains (losses) on sale of assets in the consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

In connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the three months ended March 31, 2022, the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the carrying value of existing lights. This loss is included in impairment loss and loss on disposal of assets in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2021, the Company reclassified property valued at $563 from Property not in service to Assets held for sale at amount of $500, reflecting a $63 impairment loss in connection with management’s commitment to the sale and management’s evaluation of the recoverable amount of the property. During the three months ended September 30, 2022, the Company recorded an additional impairment loss of $175 related to this property to write it down to fair market value.

In connection with evaluation of the Company’s portfolio of assets classified as Assets held for sale, management determined that an asset valued at $500, previously reclassified from Construction in progress to Assets held for sale during 2021, would be sold for substantially less than its recoverable amount. As a result, the Company wrote down the asset’s carrying value of $500 within Assets held for sale as of December 31, 2021.

The Company had reclassified property value at $1,170 and $500 from Property not in service and Construction in progress, respectively, to Assets held for sale during 2021. These assets had been reclassified when management committed to a plan to actively market these properties for sale. Subsequent to the reclassifications, the asset comprising $1,170 was sold in September 2021 for $1,230, with the Company recording a $60 gain on the sale.

7. Investments

The Company’s investments included the following:

Investment	December 31, 2022	December 31, 2021
HERBL, Inc.	$6,400	$6,400
Big Toe Ventures LLC	—	196
Akerna	2	102
Total Investments	$6,402	$6,698

On June 11, 2021, in connection with the sale of the Company’s member interests in Yaris Acquisition LLC d/b/a Blackbird (“Blackbird”), the Company settled a pre-existing senior secured promissory note due to the Company (the “Blackbird Note”) in exchange for 36,937 class B common shares of HERBL, Inc. (“HERBL”), and $1,500 cash. The fair value of the HERBAL shares was not readily determinable, and the Company elected to apply the measurement alternative. The initial cost applied was $6,400 with no adjustments through December 31, 2022. The Company intends to hold the HERBL investment until HERBL executes its next equity financing. The Company has an arrangement with HERBL that upon an equity financing, if the fair value of HERBL’s class B common shares is less than the initial cost, HERBL will issue additional shares to make up the difference.

In November 2018, the Company acquired class A membership units of Big Toe Ventures LLC (”Big Toe”) in exchange for $1,000 cash. The fair value of the Big Toe investment was not readily determinable, and the Company elected to apply the measurement alternative. The initial cost applied was $1,000. During 2021 the Company identified impairment and adjusted the balance to $196. During 2022 the Company identified impairment and adjusted the balance to zero. The impairment losses of $196 and $804 for the years ended December 31, 2022 and 2021, respectively, were included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the Company held 58,293 shares of Akerna Corp. (“Akerna”), which shares are listed on the Nasdaq Capital Market under the symbol “KERN”. On November 8, 2022, Akerna effected a 20-for-1 reverse stock split which resulted in the Company’s shares being reduced to 2,915. During the years ended December 31, 2022 and 2021, the Company recorded an unrealized losses on investment of $100 and $87, respectively included in unrealized loss on investment in the consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

8. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	December 31, 2022	December 31, 2021
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	6,540	17,891
Management agreements	926	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	165,072	176,423
Less: Accumulated amortization	(62,358)	(47,653)
Total intangible assets, net	$102,714	$128,770

_____________

(1)	License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the years ended December 31, 2022 and 2021, was $14,706 and $14,648, respectively, which is included in depreciation and amortization in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company tests intangible assets with indefinite useful lives for potential impairment on an annual basis. The Company has two indefinite-lived intangible assets, both of which pertain to licenses for cultivation and processing. The fair values of the intangible assets are determined and then compared to their respective carrying amounts to determine the amount of impairment, if any. Based on the impairment testing performed for the Company’s intangible assets as of December 31, 2022, the Company recorded an impairment loss of $11,351 related to license rights for Standard Farms PA and Standard Farms OH, which is included in impairment loss and loss on disposal of assets on the consolidated statements of operations and comprehensive loss. There were no impairments of intangible assets during the year ended December 31, 2021.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2022:

Estimated
Years ended December 31,	amortization
2023	$13,056
2024	13,056
2025	13,056
2026	12,899
2027	12,899
Thereafter	31,369
$96,335

All dollar amounts expressed in thousands, except per share amounts

9. Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms PA	Farms OH	Total
Balance, January 1, 2021	$88,387	$10,306	$—	$98,693
Business acquisitions	—	—	1,380	1,380
Impairment	(25,040)	(4,488)	—	(29,528)
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(45,625)	(2,789)	(1,380)	(49,794)
Balance, December 31, 2022	$17,721	$3,030	$—	$20,751

The recoverable amounts for each reporting unit are based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of the fair value of each reporting unit include management’s projections of future cash flows for a ten-year period, as well as a terminal value, growth rate and discount rate based on the estimated weighted average cost of capital, that incorporates the risks specific to the reporting units.

Due to missed forecasts for Jupiter, the Company conducted testing of its goodwill related to Jupiter by assessing if the carrying value for the reporting unit exceeded its fair value during the six months ended June 30, 2022.

During the six months ended December 31, 2022, the Company identified additional impairment triggers for three of its reporting units, including declines in its share price and market capitalization and changes in cannabis market conditions, including increased borrowing rates. As a result, the carrying value of all three reporting units exceeded their respective fair values as of December 31, 2022.

The following tables details the key assumptions used in determining the recoverable amounts during the years ended December 31, 2022 and 2021:

		Standard	Standard
	Jupiter	Farms PA	Farms OH

Terminal value growth rate	3.0%	3.0%	2.0%
Discount rate	24.5%	35.9%	30.0%
Projected revenue growth rate*	10.9%	25.4%	29.2%
Fair value	$102,500	$24,150	$1,710

		Standard
	Jupiter	Farms PA

Terminal value growth rate	3.0%	3.0%
Discount rate	24.7%	31.5%
Projected revenue growth rate*	20.2%	33.6%
Fair value	$177,733	$38,917

_____________

*Projected revenue growth rate averaged over the next ten years.

All dollar amounts expressed in thousands, except per share amounts

Based on the test results for Jupiter as of June 30, 2022, the carrying amount of the reporting unit exceeded its fair value by $6,668. Consequently, an impairment loss was recorded for goodwill during the six months ended June 30, 2022. Based on the test results for Jupiter, Standard Farms PA, and Standard Farms OH as of December 31, 2022, the carrying amount of all three reporting units exceeded their respective fair values by $43,126. Consequently, impairment losses of $38,957, $2,789, and $1,380 were booked to Jupiter, Standard Farms PA, and Standard Farms OH, respectively.

Based on the test results for Jupiter as of December 31, 2021, the carrying amount of the reporting unit exceeded its fair value by $25,040, respectively. Consequently, an impairment loss was recorded for goodwill for the year ended December 31, 2021

Based on the test results for Standard Farms PA as of December 31, 2021, the carrying amount of the reporting unit exceeded its fair value by $4,488. Consequently, an impairment loss was recorded for goodwill for the year ended December 31, 2021.

Based on the test results for Standard Farms OH as of December 31, 2021, the fair value exceeded the reporting unit’s carrying value, therefore, no impairment loss was recognized for the year ended December 31, 2021.

10. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	December 31, 2022	December 31, 2021
Teneo Fund SPVi LLC Note	$5,911	$5,911
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	714
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	2,199	423
Total loans receivable	$11,456	$9,684
Less allowance for expected credit losses	(7,237)	(5,559)
Loans receivable, net of expected credit losses	4,219	4,125
Less current portion of loan receivable	(516)	(2,453)
Loans receivable, long-term	$3,703	$1,672

The loans receivable balances are subject to interest ranging from 8.0% to 12.0%. Accrued interest receivable was $68 as of December 31, 2022 and is included in loans receivable on the consolidated balance sheets. Interest income was $67 and $1 for the years ended December 31 2022 and 2021, respectively, and included in interest income on the consolidated statements of income and comprehensive loss.

During the year ended December 31, 2022, the Company recorded an additional provision for credit losses of $1,677 after performing analysis of its CECL reserves for each loan outstanding.

All dollar amounts expressed in thousands, except per share amounts

Advances for Standard Farms OH Acquisition Target

During February 2019, the Company entered into a secured term loan agreement with Standard Farms OH, an unrelated party, for a financing of $2,683, in connection with the build-out of facilities and other agreed upon pre-operational expenses as set forth in the agreement (the “Build-Out Note”). The Build-Out Note replaced a previously outstanding promissory note with Standard Farms OH. In April 2019, the Company entered into a second secured loan agreement with Standard Farms Ohio for additional financing in two installments for a principal amount of $3,000 (the “Loan Notes”).The Loan Notes carry interest at a fixed annual rate of 5.5% and mature on April 11, 2029. On March 15, 2021, the Company completed the Standard Farms OH Acquisition. In accordance with the terms set forth, the amounts due under the Build-Out Note and Loan Notes were converted into 100% ownership interest in Standard Farms OH. Prior to the acquisition date, the Company had contributed additional funds of $139, resulting in an outstanding balance of $7,550 on the acquisition date. See Note 3 — Acquisitions for further details on the business acquisition transaction.

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime current expected credit loss (“CECL”) reserves:

	As of December 31, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,822	$(5,915)	$3,907
Third party guarantee	1,410	(1,098)	312
No collateral	224	(224)	—
Net loans receivable	$11,456	$(7,237)	$4,219

	As of December 31, 2021
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$8,050	$(4,556)	$3,494
Third party guarantee	1,410	(882)	528
No collateral	224	(121)	103
Net loans receivable	$9,684	$(5,559)	$4,125

11.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	December 31, 2022	December 31, 2021
Accounts payable	$49,261	$37,777
Accrued interest expense	2,983	2,752
Accrued payroll	1,626	2,951
Due to Jupiter Sellers	2,800	2,800
Other current payables/liabilities(1)	1,500	3,202
Total accounts payable and accrued liabilities	$58,170	$49,482

_____________

(1)	Includes amounts such as accrued host agreement due, accrued freight, loyalty liability and sales tax payable.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2022 and 2021, the loyalty liability totaled $159 and $189, respectively, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

12. Notes Payable

Notes payable are as follows:

Notes Payable	December 31, 2022	December 31, 2021
Revolving Facility – Interest rate of 11.0% per annum as of December 31, 2022, due on July 21, 2023	$10,722	$9,719
2019 Senior Notes – Interest rate of 16.0% per annum, due on February 28, 2023	2,159	34,057
Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	46,497	42,956
Other loans and borrowings	350	350
Total debt	59,728	87,082
Less: Debt issuance costs	—	(469)
Total notes payable	$59,728	$86,613

Revolving Facility

On July 21, 2021, the Company, through its subsidiary, Jupiter, entered into a two-year, $10,000 asset- based revolving credit facility with Entrepreneur Growth Capital, LLC, a private lender (the “Revolving Facility”). Borrowings under the Revolving Facility are limited to the available borrowing base, bear interest at Prime plus 3.5% (11.0% at December 31, 2022) with interest payments calculated based on the daily outstanding principal of the loan and payable to the lender monthly. The Revolving Facility is secured by Jupiter’s inventory, accounts receivable and related property. The 2019 Senior Notes and Junior Notes creditors were subordinate in their security interests in Jupiter’s inventory, accounts receivable, and related property; but maintained their priority security interests in other Jupiter collateral. The Revolving Facility had a two-year initial term and will continue for successive one-year terms unless terminated by either party effective at the end of the then-current term. See Note 21 — Subsequent Events included elsewhere in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2022

The Revolving Facility agreement, contains certain financial covenants the Company must meet. On February 28, 2023, the lender issued a waiver of financial covenants letter to the Company waiving the requirement to comply with the debt covenants for the period ended December 31, 2022.

2019 Senior Notes

On November 4, 2019, the Company entered into a private placement of up to $35,000 of senior secured notes from a syndicate consisting of new investors and existing shareholders, including the Company’s former CEO (the “2019 Senior Notes”). Total gross proceeds received in November 2019 were $35,800. All personal property, including inventory and equipment, as well as all proceeds were pledged as security for the Company’s 2019 Senior Notes. During the year ended December 31, 2022, the Company made $33,686 in principal payments on the 2019 Senior Notes.

The 2019 Senior Notes had an original maturity date of 36 months from the closing date and had an interest rate from their date of issue at 8.0% per annum, payable quarterly, with principal due at maturity. On October 24, 2022, the Company entered into the first amendment to the 2019 Senior Notes, which amended the interest rate to Prime plus 8.5%. As of December 31, 2022, the all-inclusive rate for the 2019 Senior Notes was 16.0%. On December 30, 2022, the Company entered into a fourth amendment to the 2019 Senior Notes, which extended the maturity date for the remaining $2,119 in principal to February 28, 2023. See Note 21 — Subsequent Events included elsewhere in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2022.

All dollar amounts expressed in thousands, except per share amounts

Junior Notes

On November 1, 2019, the previous sellers of Jupiter (the “Jupiter Sellers”) agreed to restructure unsecured obligations incurred in connection with the Jupiter acquisition. Pursuant to a junior secured note purchase agreement, dated November 1, 2019, among Jimmy Jang L.P. (“JJ LP”), Baker Technologies Inc. (“Baker”), Commonwealth Alternative Care, Inc. (“CAC”), Jupiter (together with JJ LP, Baker, CAC, the “Borrowing Entities”), the Company, as guarantor, and the purchasers named on the Schedule of Purchasers attached thereto, the Borrowing Entities agreed to issue to the Purchasers junior secured promissory notes (“Junior Notes”) in the aggregate principal amount of $36,180 in exchange for the release and satisfaction of the obligations of Jupiter and certain of its affiliates to pay, pursuant to an amended and restated agreement and plan of merger dated January 11, 2019 (the “Jupiter Purchase Agreement”), the remainder of the purchase price under the Jupiter Purchase Agreement and to satisfy certain other payment obligations to the Jupiter Sellers. The Junior Notes accrued interest at 8% per annum compounded quarterly and mature on April 1, 2023, with principal due at maturity. Upon repayment of the 2019 Senior Notes, and the Junior Notes that remain outstanding, the Jupiter Sellers would assume the same rights and security as the original financing syndicate until repaid. All personal property, including inventory and equipment, as well as all proceeds were pledged as security for the Company’s Junior Notes. See Note 21 — Subsequent Events included elsewhere in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2022.

Future maturities of all notes payable as of December 31, 2022 are as follows:

Year ending December 31,	Amount
2023	$59,378
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	350
Total	$59,728

13. Massachusetts Lease Liability

On May 16, 2022, the Company, through its subsidiary CAC, completed the acquisition of the Taunton Facility for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to IIP for $40,000 cash consideration. The Company also entered into a long-term lease for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). The Massachusetts Lease Liability matures on May 15, 2042, with two five-year extension options. Lease payments are due monthly, and are subject to an annual escalation of 2.5% after two years. CAC anticipates no disruption to its operations as a result of these transactions.

The cash proceeds from IIP were used to pay the Taunton Facility purchase price, $25,466 was remitted to an escrow account that was included in restricted cash and the remaining proceeds were used to pay transaction expenses.

The early lease termination and acquisition of the Taunton Facility resulted in derecognizing a right-of-use asset balance of $3,940, and lease liability balance of $4,454; and recognizing land and building balances of $6,266 and $6,268, respectively. The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

All dollar amounts expressed in thousands, except per share amounts

As of December 31, 2022, the Massachusetts Lease Liability had a balance of $40,022. Future maturities of the Massachusetts Lease Liability as of December 31, 2022 are as follows:

Year ending December 31,	Amount
2023	$4,400
2024	4,469
2025	4,581
2026	4,695
2027	4,812
2028 and thereafter	17,065
Total	$40,022

14. Leases

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive loss:

	Year Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$579	$1,231
Finance lease cost:
Amortization of lease assets	1,028	971
Interest on lease liabilities	458	493
Finance lease costs	1,486	1,464
Total lease cost	$2,065	$2,695

For the year ended December 31, 2022, the Company recorded short-term lease expense of $1,607, of which $579 was related to operating leases and $1,028 was related to finance leases. For the year ended December 31, 2021, the Company recorded short-term lease expense of $2,202, of which $1,231 was related to operating leases and $971 was related to finance leases.

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	December 31, 2022	December 31, 2021
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	5.49 years	5.98 years

As a result of the Taunton Facility Transactions, in May 2022, the Company derecognized a right-of-use asset balance of $3,940 and a lease liability balance of $4,454. See Note 13 — Massachusetts Lease Liability for additional information.

On April 19, 2022, the Company entered into the Purchase and Sale Agreement between its subsidiary, White Haven RE, LLC, and an affiliate of IIP, contemplating the “Pennsylvania Transaction in exchange for $15,000 cash. On December 30, 2022, the Company and IIP entered into a fifth amendment (the “Fifth Amendment”) to the Purchase and Sale Agreement, which extends the investigational period to a date that is on or before February 28, 2023 and also allows the Company to set the closing date of the Pennsylvania Transaction upon five business days’ notice to IIP, provided the closing date is not extended beyond February 28, 2023. See Note 21 — Subsequent Events for the completion of this transaction subsequent to December 31, 2022.

All dollar amounts expressed in thousands, except per share amounts

The maturity of the contractual undiscounted lease liabilities as of December 31, 2022 is as follows:

Year ending December 31,	Finance	Operating
2023	$1,452	$196
2024	1,489	183
2025	1,212	168
2026	926	173
2027	916	179
Thereafter	380	137
Total undiscounted lease liabilities	6,375	1,036
Interest on lease liabilities	(1,055)	(200)
Total present value of minimum lease payments	5,320	836
Lease liability - current portion	(1,075)	(135)
Lease liability	$4,245	$701

15.     Shareholders' Equity

Authorized Share Capital

The authorized share capital of the Company is comprised of an unlimited number of common shares without par value and an unlimited number of compressed shares without par value.

The holders of the common shares shall be entitled to receive notice of and to vote at every meeting of the shareholders of the Company and shall have one vote for each common share so held. Holders of common shares are entitled to receive as and when declared by the directors of the Company, dividends in cash or property of the Company.

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one Common Share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the years ended December 31, 2022 and 2021, there were no LP Units of JJ LP converted to common shares. As of December 31, 2022 and 2021, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

Warrants

In connection with the issuance of the 2019 Senior Notes, the Company issued 1,800 common share purchase warrants (the “Financing Warrants”) to the subscribers for each $1 principal amount of 2019 Senior Notes subscribed, for a total aggregate of approximately 64,449,020 Financing Warrants. Each Financing Warrant is exercisable for one common share at a price ranging from C$0.33 to C$0.39 per common share for a period of 36 months from the applicable closing date. Each whole Financing Warrant entitles the holder to purchase one common share. The Financing Warrants are not subject to vesting conditions. The Financing Warrants are classified as derivative instruments liabilities and reported at fair value with changes in fair value charged or credited to earnings in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, all Financing Warrants valued at market had expired and there was no warrant liability as of December 31, 2022.

On November 22, 2019, the Company granted 9,045,691 common share purchase warrants in connection with the separation of several founders (the “Founders Separation Warrants”). Each Founders Separation Warrant is exercisable for one common share at C$1.05 and all Founders Separation Warrants expire on September 30, 2024.

During 2019 and 2020, the Company issued 1,250,000 warrants to consultants (the “Consultant Warrants”). Each Consultant Warrant is exercisable for one common share. As of December 31, 2022, there were 500,000  warrants available for exercise at a price of C$0.33, which expire on January 28, 2023.

All dollar amounts expressed in thousands, except per share amounts

During the year ended December 31, 2021, the Company issued 657,000 common shares of its common stock from Financing Warrants exercised in exchange for $174 in cash. During the year ended December 31, 2022, 63,609,520 of the Financing Warrants and 750,000 Consultant Warrants expired. The Company did not issue any warrants during the years ended December 31, 2022 and 2021.

The following table summarizes the warrants that remain outstanding as of December 31, 2022:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Consultant Warrants	0.33	500,000	January 28, 2023
Founders Separation Warrants	1.05	9,045,691	September 30, 2024
		9,545,691

A rollforward of warrant activity is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of January 1, 2021	74,562,211	CAD$ 0.43
Exercised	(657,000)	CAD$ 0.33
Balance as of December 31, 2021	73,905,211	CAD$ 0.44
Expired	(64,359,520)	CAD$ 0.35
Balance as of December 31, 2022	9,545,691	CAD$ 1.01

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company (“Eligible Persons”), as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board (the “Compensation Committee”). “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. 35,093,279 common shares are available for issuance under the 2018 Plan as of December 31, 2022.

Restricted Stock Units (“RSUs”)

RSUs are issued to Eligible Persons and vest on a date determined by the Compensation Committee when the shares are awarded. The award recipient must be providing a service as an employee or member of the Board of the Company on the vesting date in order for the shares to vest. Share-based compensation expense related to RSUs is recognized ratably between the grant date and the vest date, with vest dates varying by award. Upon vesting of the RSUs on each vesting date, the Company issues common shares in accordance with the vesting terms.

All dollar amounts expressed in thousands, except per share amounts

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of January 1, 2021	3,499,104	$0.38
Issued	5,978,269	0.38
Forfeited	(577,942)	0.39
Vested	(5,272,350)	0.38
Unvested as of December 31, 2021	3,627,081	$0.37
Issued	1,729,500	0.06
Forfeited	(418,846)	0.34
Vested	(2,194,970)	0.28
Unvested as of December 31, 2022	2,742,765	$0.25

During the years ended December 31, 2022 and 2021, the Company recorded $1,539 and $1,733 of share-based compensation expense relating to RSUs, respectively. Included in this amount was $862 and $372 for the years ended December 31, 2022 and 2021, respectively, related to the performance awards for milestone payments relating to the projects of its joint venture in CGSF.

As of December 31, 2022, there was $535 of remaining RSU expense to be recognized over the weighted average remaining period of 0.94 years.

Share Options

In accordance with its 2018 Plan, the Company granted employees and consultants share options totaling 17,837,463 at an exercise price ranging from CAD $0.39-$0.65. In accordance with the 2018 Plan, the vesting period for employees was 15% as of the date of issuance, 25% vested on December 31, 2020, and 60% vested on December 31, 2021.

For founding members of the board of directors, the options granted were fully vested on the date of grant. For non-founding members of the board of directors, 50% of the options were vested on December 31, 2020, and 50% were vested on December 31, 2021.

The weighted average grant date fair value of share options outstanding as of December 31, 2022 was $0.47, and the options had no intrinsic value. As of December 31, 2022, 7,313,699 share options were vested and exercisable and 2,439,901 share options were unvested, with vesting dates ranging from January 2023 to December 2025. Share-based compensation expense related to the share options is recognized ratably between the grant date and the vest date, with vest dates varying by award.

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of January 1, 2021	19,141,188	$0.63	6.61
Granted	250,000	0.49	0.46
Exercised	(221,400)	0.06	0.03
Forfeited	(2,596,408)	0.53	—
Balance as of January 1, 2022	16,573,380	0.63	5.35
Forfeited	(6,819,780)	0.68	—
Balance as of December 31, 2022	9,753,600	$0.60	6.14

For the years ended December 31, 2022 and 2021, the Company recorded  $136 and $1,240, respectively, of share-based compensation expense related to these options. As of December 31, 2022, there was $221 of remaining expense to be recognized over the weighted average remaining period of 1.4 years.

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the share options that remain outstanding as of December 31, 2022:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	5,881,002	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,441,101
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	9,753,600			7,313,699

Performance Stock Units (“PSUs”)

PSUs are issued to Eligible Persons and vest based on the achievement of one or more performance goals within a determined performance period, both of which are established by the Compensation Committee. The vesting of these units is tied to the Company’s share price; if the target share price is not achieved, the PSUs do not vest and expire on the last day of the performance period. Share-based compensation expense related to PSUs is recognized ratably between the grant date and the vest date, with vest dates varying by award. Upon vesting of the PSUs on each vesting date, depending on the achievement of the target stock price, the Company issues common shares in accordance with the vesting terms.

On June 18, 2021, the Company awarded 1,400,000 PSUs to the Company’s former Chief Executive Officer and current member of the Board in connection with the creation of intellectual property. The vesting of these PSUs is contingent upon subsequent sales of a product by Jupiter. On March 31, 2022, 700,000 of these units vested, and the remaining 700,000 are unvested with an expiration date in May 2024.

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2021	—	$—
Issued	11,843,156	0.31
Forfeited	(38,658)	0.21
Unvested as of December 31, 2021	11,804,498	0.31
Forfeited	(472,120)	0.18
Vested	(700,000)	0.51
Unvested as of December 31, 2022	10,632,378	$0.30

During the years ended December 31, 2022 and 2021, the Company recorded $1,652 and $771 of share-based compensation relating to PSUs, respectively. As of December 31, 2022, there was $1,106 of remaining expense to be recognized over the weighted average remaining period of 1.6 years.

A summary of the PSU awards granted containing market conditions is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
June 18, 2021	$0.49	December 31, 2024	7,487,351
September 30, 2021	$0.39	December 31, 2024	2,010,324
December 19, 2021	$0.23	December 31, 2024	434,703
Total			9,932,378

All dollar amounts expressed in thousands, except per share amounts

16. Income (Loss) Per Share

The following is a calculation of basic and diluted loss per share for the years ended December 31, 2022 and 2021:

Income (loss) per share	Year Ended
	December 31,	December 31,
	2022	2021
Net loss attributable to TILT	$(107,455)	$(35,126)
Weighted-average number of shares and units outstanding - basic and diluted	375,502,610	370,002,378
Loss per share - basic and diluted	$(0.29)	$(0.09)

Diluted loss per share for the years ended December 31, 2022 and 2021 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

17.     Income Taxes

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

For the years ended December 31, 2022 and 2021, income tax expense consisted of:

	Year Ended December 31,
	2022	2021
Current
U.S. Federal	$1,550	$(39)
U.S. State	167	—
Foreign	—	—
Deferred
U.S. Federal	3,260	(9,236)
U.S. State	(1,971)	(4,628)
Foreign	—	—
Provision for (recovery of) income taxes	$3,006	$(13,903)

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

All dollar amounts expressed in thousands, except per share amounts

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2022		2021
Loss from operations before income taxes	$(104,458)		$(49,029)

Pre-tax loss at statutory rate	(21,978)	21.04%	(10,356)	21.12%
U.S. state and local taxes	(1,839)	1.76%	(1,024)	2.09%
IRC Section 280E	6,704	(6.42%)	4,133	(8.43%)
Other permanent differences	(2,041)	1.95%	—	0.00%
Change in net operating losses	1,170	(1.12%)	—	0.00%
Goodwill impairment	8,695	(8.32%)	2,198	(4.48%)
Other impairment	37	(0.04%)	(2,866)	5.85%
Change in fair value of warrants	(1,005)	0.96%	(1,506)	3.07%
Share-based compensation	518	(0.50%)	888	(1.81%)
Change in valuation allowance	24,918	(23.85%)	1,022	(2.08%)
Return to provision and other	(311)	0.30%	1,080	(2.20%)
Tax rate changes	(595)	0.57%	(7,492)	15.28%
Canadian non-capital losses	(11,805)	11.30%	—	0.00%
Other	538	(0.52%)	20	(0.04%)
Provision for (recovery of) income taxes	$3,006	(2.89%)	$(13,903)	28.37%

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.

Deferred taxes are provided using an asset and liability method whereby deferred tax assets and liabilities are recognized based on the rates enacted for the period they are expected to reverse. Temporary differences are the differences between financial statement carrying values of assets and liabilities and the respective tax bases. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs.

At December 31, 2022 and 2021, the components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021
Allowance for doubtful accounts	$1,651	$1,287
Lease liabilities	1,470	960
Acquisition costs	497	697
Fixed assets	(10,572)	(4,264)
Accrued payroll	—	361
Other	—	290
Interest expense carryforward	7,332	5,023
Net operating loss carryforwards	12,296	24,436
Capital loss carryforwards	8,174	9,177
Non-capital loss carryforwards	11,805	—
Valuation allowance	(34,230)	(29,368)
Deferred tax asset recognized	—	8,599
Intangible assets	(8,390)	(5,893)
Goodwill	(321)	(228)
Investment in subsidiary	117	(2,708)
Right of use asset	(1,219)	274
Restricted stock	1,157	—
Deferred rent	8,340	—
Other	520	(129)
Net deferred tax liability	$(1,373)	$(85)

All dollar amounts expressed in thousands, except per share amounts

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed all positive and negative evidence including the four sources of income to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2022 and 2021 in the amount of $34,230 and $29,368, respectively. The valuation allowance increased during 2022 by $4,862.

For the year ended December 31, 2022, the Company had a U.S. federal net operating loss carryforward of approximately $37,671, U.S. state and local net operating loss carryforwards of approximately $44,825, and a Canadian net operating loss carryforward of approximately $51,240. For the year ended December 31, 2021, the Company had a U.S. federal net operating loss carryforward of approximately $38,459, U.S. state and local net operating loss carryforwards of approximately $28,327, and a Canadian net operating loss carryforward of approximately $43,722. The U.S. federal net operating loss carryforwards are not subject to expiration. A portion of the U.S. state and local net operating loss carryforwards are subject to expiration from 2027 through 2041. A portion of the U.S. state and local net operating loss carryforwards are not subject to expiration. The Canadian net operating loss carryforwards are subject to expiration between 2038 to 2041.

For both of the years ended December 31, 2022 and 2021, the Company had a U.S. federal capital loss carryforward of approximately $31,971 and a U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused. As of December 31, 2022 and 2021, the capital loss carryforwards are not more likely than not of being realized.

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

As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits and has not reduced any net operating loss carryforwards for an unrecognized tax benefit. The Company did not record any interest expense for penalties and interest associated with uncertain tax positions for 2022 or 2021.

18. Related Party Transactions

The Company has a payable of $27,090 and $25,159 as of December 31, 2022 and 2021, respectively, to the Company’s former Chief Executive Officer and current member of the Board related to the acquisition of all assets and assumption of all liabilities of Jupiter. As of December 31, 2022 and 2021, $23,016 and $23,965 is included in other notes and borrowing in notes payable on the consolidated balance sheets, and $4,074 and $1,194 is included in accounts payable and accrued liabilities on the consolidated balance sheets. The payable is due on April 1, 2023, with $23,016 of the total payable bearing interest at 8.0% and $4,074 of the payable bearing interest at 10.0%, with interest due at maturity.

The Company has a payable to a current member of the Board of $1,677 and $1,670 as of December 31, 2022 and 2021, respectively, in connection with the issuance of the 2019 Senior Notes to such director. The payable bears interest at 16.0% with interest due at maturity, due February 28, 2023, and is included in notes payable in the consolidated balance sheets.

The Company also had a payable of $1,032 as of December 31, 2021 in connection with the issuance of the 2019 Senior Notes that is payable to a company partially owned and managed by a current member of the Board. The payable bore interest at 8.0% and was included in notes payable in the consolidated balance sheet as of December 31, 2021. This payable was repaid during the year ended December 31, 2022.

All dollar amounts expressed in thousands, except per share amounts

19. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary. The Company also has a loan receivable balance due from the same party, the Teneo Fund SPVi LLC Note, as discussed in Note 10 — Loans Receivable. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ending December 31,	Amount
2023	$450
2024	463
2025	477
2026	492
2027	506
2028 and thereafter	522
Total	$2,910

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

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to certain Baker Technologies, Inc. and subsidiaries (collectively, “Baker”) matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020 the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM. After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company. The parties executed a settlement agreement on November 30, 2022. The amount reserved for settlement is included in accounts payable and accrued liabilities in the consolidated balance sheets.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions

All dollar amounts expressed in thousands, except per share amounts that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is closed and defendants are preparing their renewed motions to dismiss.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.: IPR2022-00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied on October 11, 2022. This lawsuit is presently in the discovery phase. Jupiter, through its counsel, has analyzed the claims and is vigorously defending the lawsuit.

20. Reportable Segments and Revenue

In accordance with ASC 280 — Segment Reporting, the Company identifies its reportable segments based on the Company’s chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation. The Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed based on the market operations (i.e., cannabis products and accessories) which were primarily determined based on the licenses each market holds. Accordingly, the Company identified four reportable segments: cannabis segment (SVH, Standard Farms PA, Standard Farms OH and Baker), accessories (Jupiter), corporate, and other (White Haven RE, LLC, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vaporizer cartridges and accessory products. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	For the year ended December 31, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$48,029	$127,665	$—	$—	$175,694
Inter-segment revenue	—	(1,506)	—	—	(1,506)
Net revenue	$48,029	$126,159	$—	$—	$174,188
Share-based compensation	—	—	2,465	862	3,327
Depreciation and amortization	2,715	14,803	54	780	18,352
Wages and benefits	7,478	4,860	9,707	—	22,045
Impairment loss	16,288	45,625	175	55	62,143
Interest expense	3,391	1,742	9,108	—	14,241
Loan losses	—	—	1,677	—	1,677
Net loss	(20,182)	(63,082)	(22,451)	(1,749)	(107,464)

All dollar amounts expressed in thousands, except per share amounts

	For the year ended December 31, 2021
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$41,923	$161,662	$—	$—	$203,585
Inter-segment revenue	—	(880)	—	—	(880)
Net revenue	$41,923	$160,782	$—	$—	$202,705
Share-based compensation	—	—	3,804	—	3,804
Depreciation and amortization	2,313	14,750	141	653	17,857
Wages and benefits	3,775	4,881	8,751	—	17,407
Impairment loss	4,987	25,040	371	—	30,398
Interest expense	660	424	9,283	—	10,367
Loan losses	—	—	4,562	—	4,562
Net loss	(3,277)	(25,074)	(6,207)	(568)	(35,126)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the years ended December 31, 2022 and 2021, respectively:

	For the year ended December 31, 2022
	US	Canada	Other	Total
Revenue	$160,977	$12,771	$440	$174,188
Gross profit	34,298	3,695	175	38,168

	For the year ended December 31, 2021
	US	Canada	Other	Total
Revenue	$189,194	$13,222	$289	$202,705
Gross profit	46,535	3,555	113	50,203

21.     Subsequent Events

21.     Subsequent Events

2023 Notes

On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries, JJ LP, Baker, CAC, and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to the Junior Secured Note Purchase Agreement, dated November 1, 2019 (the “2019 Junior Notes NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the  2019 Junior Notes NPA (the “2023 Refinanced Notes”). Neither the Company nor the Subsidiary Borrowers received any new proceeds from the Holders as a result of the NPA Amendment.

The 2023 Refinanced Notes mature on February 15, 2026, 36 months from the Effective Date, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary of the Effective Date or greater than $22,000 on the second anniversary of the Effective Date.

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (“2023 New Notes”) in the aggregate principal amount of $8,260 to the Holders with a maturity date of February 15, 2027, 48 months from the Effective Date. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Holders. The Noteholder Representative will also act as noteholder representative for the 2023 New Notes. The 2023 New Notes will bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly.

All dollar amounts expressed in thousands, except per share amounts

The Subsidiary Borrowers are obligated to pay an aggregate of $5,000 of principal on the 2023 Refinanced Notes on each anniversary of the Effective Date of the 2023 Refinanced Notes, as well as an annual payment at the beginning of each calendar year the 2023 Refinanced Notes are outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar year. The Subsidiary Borrowers are also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

No principal payments will be due on the 2023 New Notes before their maturity date unless and until the 2023 Refinanced Notes are paid in full. Once the 2023 Refinanced Notes are paid in full, the Subsidiary Borrowers’ obligations to make principal payments will be the same as previously existed under the 2023 Refinanced Notes and described above. Any interest or principal payments under the 2023 New Notes due before the maturity date of the 2023 Refinanced Notes may, at the Subsidiary Borrowers’ election, be paid by increasing the principal amount of the 2023 New Notes on a dollar-for-dollar basis.

The 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) are secured by a first priority security interest in all of the assets of the Subsidiary Borrowers, except that the Holders will receive a second priority security interest in the assets that are already pledged by Jupiter under its revolving credit facility with Entrepreneur Growth Capital, LLC. The 2023 Notes are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security for the obligations under the 2023 Refinanced Notes.

The Noteholder Representative will be paid $2,000 over the term of the 2023 Refinanced Notes in quarterly installments.

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control, the termination of Gary F. Santo’s or Dana Arvidson’s employment for any reason and the failure by the Company to appoint a replacement for either within 90 days that is approved to the Noteholder Representative, and the Company’s annual budget for 2023 not being approved by the Company’s Board of Directors prior to March 14, 2023.

In connection with the NPA Amendment, the Company also issued to each Holder a warrant (each a “Warrant,” collectively the “Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Warrants. Each Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

Pennsylvania Transaction

On February 15, 2023, the Company completed its previously announced sale-leaseback transaction with IIP pertaining to its White Haven, Pennsylvania facility for $15,000 with net proceeds used towards repayment of debt and working capital.

All dollar amounts expressed in thousands, except per share amounts

2019 Senior Notes Retired

On February 15, 2023, the Company repaid the remaining balance of the 2019 Senior Notes, retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

Amendment to Revolving Facility

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. Additionally, borrowings under the Revolving Facility will bear interest at the prime rate plus 3%, and is secured by Jupiter’s inventory, accounts receivable and related property. The amendment also includes a guaranty by the Company in the amount of $6,000.

All dollar amounts expressed in thousands, except per share amounts