Form 10-Q
period 2023-03-31
TILT Holdings Inc.
filed 2023-05-15
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of April 30, 2023, there were 334,360,238 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); risks related to the enforcement activities by the U.S. Department of Justice (“DOJ”); reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened security by regulatory authorities; risks related to the Company’s ability to continue as a going concern; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the transition of the Company’s leadership; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and on the operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights;risks related to data privacy laws, rules and regulations; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQX; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the Form 10-K for the fiscal year ended December 31, 2022 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Form 10-K”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,891	$2,202
Restricted cash	1,298	1,298
Trade receivables, net	26,129	26,698
Inventories	45,905	52,909
Loans receivable, current portion	252	516
Prepaid expenses and other current assets	2,079	1,979
Assets held for sale	185	325
Total current assets	79,739	85,927

Non-current assets
Property, plant and equipment, net	59,439	67,937
Right-of-use assets – finance, net	4,094	4,351
Right-of-use assets – operating, net	12,629	740
Investments	6,402	6,402
Intangible assets, net	99,450	102,714
Loans receivable, net of current portion	5,705	3,703
Goodwill	20,751	20,751
Other assets	1,473	1,453
TOTAL ASSETS	$289,682	$293,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$50,624	$58,170
Income taxes payable	1,476	979
Deferred revenue	4,745	5,760
Finance lease liability, current portion	1,105	1,075
Operating lease liability, current portion	83	135
Notes payable, current portion	5,540	59,378
Total current liabilities	63,573	125,497

Non-current liabilities
Finance lease liability, net of current portion	3,959	4,245
Operating lease liability, net of current portion	12,795	701
Notes payable, net of discount, net of current portion	43,356	350
Massachusetts lease liability	40,201	40,022
Deferred tax liability	2,157	1,373
Other liabilities	1,593	273
TOTAL LIABILITIES	167,634	172,461

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 377,886,135 and 377,515,391 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	858,405	858,143
Additional paid-in capital	225,225	225,127
Warrants	5,835	796
Accumulated other comprehensive income	986	988
Accumulated deficit	(968,578)	(963,703)
TOTAL SHAREHOLDERS’ EQUITY	121,873	121,351

Non-controlling interest	175	166
TOTAL EQUITY	122,048	121,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,682	$293,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues, net	$42,264	$42,352
Cost of goods sold	(33,468)	(32,999)
Gross profit	8,796	9,353

Operating expenses:
Wages and benefits	5,784	5,168
General and administrative	5,620	4,779
Sales and marketing	404	407
Share-based compensation	293	1,226
Depreciation and amortization	4,129	4,558
Impairment loss and loss on disposal of assets	188	697
Total operating expenses	16,418	16,835
Operating loss	(7,622)	(7,482)

Other income (expense):
Interest income	64	18
Other income	97	3
Change in fair value of warrant liability	—	(2,163)
Gain on sale of assets	8,401	1
Unrealized loss on investment	—	(45)
Loan receivable losses	(388)	(517)
Interest expense	(4,092)	(2,781)
Total other income (expense)	4,082	(5,484)
Loss from operations before income tax and non-controlling interest	(3,540)	(12,966)

Income taxes
Income tax (expense) benefit	(1,326)	1,332
Net loss before non-controlling interest	(4,866)	(11,634)
Less: Net (loss) income attributable to non-controlling interest	(9)	5
Net loss attributable to TILT Holdings Inc.	$(4,875)	$(11,629)

Other comprehensive loss
Net loss	$(4,866)	$(11,634)
Foreign currency translation differences	(2)	1
Comprehensive loss before non-controlling interest	(4,868)	(11,633)
Less: Net (loss) income attributable to non-controlling interest	(9)	5
Comprehensive loss attributable to TILT Holdings Inc.	$(4,877)	$(11,628)

Weighted average number of shares outstanding:
Basic	377,697,175	374,607,212
Net loss per common share attributable to TILT Holdings Inc.
Basic	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—			5,106				5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income	Deficit	Interest	Total
Balance - December 31, 2021	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	81	—	—	—	—	81
Issuance and vesting of restricted share units	1,220,468	888	—	—	—	—	—	888
Shares reserved for contingent consideration	—	257	—	—	—	—	—	257
Comprehensive income (loss) for the period	—	—	—	—	1	(11,629)	(5)	(11,633)
Balance - March 31, 2022	375,303,227	$856,097	$224,916	$952	$1,000	$(867,877)	$170	$215,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(4,866)	$(11,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	—	45
Gain on sale of assets	(8,401)	(1)
Depreciation and amortization	5,496	5,888
Amortization of operating lease right of use assets	484	280
Change in allowance for doubtful accounts	150	(115)
Non-cash interest income	(67)	(18)
Deferred tax	784	(1,831)
Share-based compensation	293	1,226
Accretion of debt discount	291	771
Change in fair value of warrant liability	—	2,163
Loan receivable losses	388	517
Impairment loss and loss on disposal of assets	188	697
Non-cash interest expense	2,037	1,225
Net change in working capital items:
Trade receivables, net	419	3,654
Inventories	7,004	5,969
Prepaid expenses and other current assets	(120)	46
Accounts payable and accrued liabilities	212	(3,500)
Income tax payable	497	407
Deferred revenue	(1,015)	(1,586)
Net cash provided by operating activities	3,774	4,203

Cash flows from investing activities:
Purchases of property, plant, and equipment	(125)	(491)
Proceeds from sale of property, plant and equipment	15,000	3
Repayment of loan receivable, net of advances	(2,059)	(287)
Net cash provided by (used in) investing activities	12,816	(775)

Cash flows from financing activities:
Payments on lease liability	(1,788)	(632)
Repayments on notes payable	(10,325)	—
Repayments on Revolving Facility	(29,073)	(32,529)
Debt issuance costs	(1,029)	—
Proceeds from Revolving Facility	27,316	32,012
Net cash used in financing activities	(14,899)	(1,149)

Effect of foreign exchange on cash and cash equivalents	(2)	1

Net change in cash and cash equivalents and restricted cash	1,689	2,280

Cash and cash equivalents and restricted cash, beginning of year	3,500	6,952

Cash and cash equivalents and restricted cash, end of year	$5,189	$9,232

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Pennsylvania Transaction	$11,974	$—
Increase to operating lease liability related to Pennsylvania Transaction	$11,880	$—
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 10)	$8,260	$—
Warrants issued related to 2023 Notes (equity classified)	$5,106	$—
Noteholder representative fee related to 2023 Refinanced Notes	$1,620	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,760	$1,044
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Nature and Continuance of Operations

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

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the NEO Exchange under the symbol “TILT.” In addition, the common shares are quoted on the OTCQX in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

Going Concern

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $4,877 during the three months ended March 31, 2023 and has an accumulated deficit of $968,578 as of March 31, 2023. Additionally, as of March 31, 2023, the Company had positive working capital of $16,166 (compared to negative working capital of $39,570 as of December 31, 2022).

During the three months ended March 31, 2023, the Company completed the following transactions (i) Pennsylvania Transaction (as defined below), (ii) refinancing of the 2019 Junior Notes (as defined below) and (iii) extension of the maturity date and increased the amount available under the Revolving Facility (as defined below).

On February 15, 2023, the Company completed its previously announced sale-leaseback transaction with Innovative Industrial Properties, Inc. (“IIP”) pertaining to its White Haven, Pennsylvania facility (“White Haven Facility”) for $15,000 with net proceeds used towards repayment of debt and working capital (the “Pennsylvania Transaction”).

On February 15, 2023, the Company repaid the remaining balance of the senior secured promissory notes issued on November 1, 2019 (the “ 2019 Senior Notes”), retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

On March 13, 2023, the Company, through its subsidiary Jupiter Research LLC (“Jupiter”), entered into an amendment to its existing $10,000 asset-based revolving credit facility (the “Revolving Facility”) to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. Additionally, borrowings under the Revolving Facility will bear interest at the prime rate plus 3%, and is secured by Jupiter’s inventory, accounts receivable and related property. The amendment also includes a guaranty by the Company in the amount of $6,000.

For further details regarding these transactions, see Note 5 – Property, Plant and Equipment and Note 10 – Notes Payable and Note 12 – Leases.

The Company’s operating plans for the next 12 months include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; and (v) obtaining other financings as necessary.

The Company believes the actions discussed above will most likely occur, and that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, subsequent to Q1 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting

All dollar amounts expressed in thousands, except per share amounts short-term liquidity, therefore, the Company must seek additional financing to satisfy the transition of the new payment terms and provide working capital for the business.  As a result, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the three months ended March 31, 2023, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2023 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2023. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023.

Principles of Consolidation

The Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

All dollar amounts expressed in thousands, except per share amounts

Reclassifications

Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. During the three months ended March 31, 2023, the Company reclassified $4,741 of the Massachusetts Lease Liability (as defined in Note 11 — Massachusetts Lease Liability) previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. See  Note 11 — Massachusetts Lease Liability for additional information.

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $1,298 in restricted cash as of both March 31, 2023 and December 31, 2022. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,252 as of both March 31, 2023 and December 31, 2022.

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

Depreciation is provided on a straight-line basis over the following estimated useful lives:

Machinery and equipment	2 – 7 years
Furniture and fixtures	3 – 10 years
Autos and trucks	5 years
Buildings and land improvements	5 – 39 years
Leasehold improvements	Lesser of useful life of lease term
Greenhouse - agricultural structure	5 – 15 years
Land	Not depreciated

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. Buildings, leaseholds and land improvements are amortized over the shorter of either useful life or term of the lease. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the consolidated statements of operations and comprehensive loss.

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

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies whether an issuer should account for a modification or an exchange of freestanding equity-classified written call options that remain equity classified after modification or exchange as (1) an adjustment to equity and if so, the related earnings per share effects, if any, or (2) an expense, and if so, the manner and pattern of recognition. ASC 2021-04 became effective for the Company on January 1, 2022. The adoption of this standard did not have an impact on the Company’s Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the cessation date of certain LIBOR from December 31, 2022 to June 30, 2023. We have not yet applied any of the expedients and exceptions and do not expect this guidance to have a material impact on our financial statements.

3. Fair Value Measurements

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

All dollar amounts expressed in thousands, except per share amounts

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy were as follows:

	As of March 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,891	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$5,191	$—	$—

	As of December 31, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,202	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$3,502	$—	$—

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. The HERBL Inc. (“HERBL”) balance included in investments is recorded at cost and excluded from the schedule above. The Big Toe Ventures LLC (“Big Toe”) balance included in investments was initially recorded at cost, but impairment was subsequently identified and the balance was adjusted to zero as an approximation of fair value using Level 3 inputs during the year ended December 31, 2022. There were no adjustments made during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company recorded a loss of $45 related to its investment in Akerna, which is included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. No losses were recorded related to the Company’s investments during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company recorded a loss of $2,163 on the change in fair value of its warrant liability. This loss is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. There was no warrant liability as of March 31, 2023.

The carrying amount of the Company’s term loan approximates its fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 10 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 8 — Loans Receivable for additional information. The carrying amounts of all financial assets and liabilities, other than notes payable and loans receivables, approximate their fair values. There were no transfers between the levels of fair value hierarchy during the three months ended March 31, 2023 and 2022.

All dollar amounts expressed in thousands, except per share amounts

4. Inventories

The Company’s inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw Material - cannabis plants	$2,918	$3,383
Raw Material - other materials	718	763
Work in progress	11,446	11,268
Finished goods	28,111	34,779
Supplies and accessories	2,712	2,716
Total Inventories	$45,905	$52,909

5. Property, Plant and Equipment

The property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Land	$6,266	$6,434
Land improvements	—	461
Machinery & equipment	13,481	13,692
Furniture & fixtures	784	790
Buildings	45,107	51,987
Greenhouse - agricultural structure	6,769	8,196
Leasehold improvements	9,795	9,955
Construction in progress	605	610
Autos & trucks	256	256
Total cost	83,063	92,381
Less: accumulated depreciation	(23,624)	(24,444)
Total property, plant and equipment	$59,439	$67,937

During the three months ended March 31, 2023 and 2022, the Company recognized depreciation expense of $1,975 and $1,952, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2023, the Company completed the Pennsylvania Transaction and determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a carrying value of $6,599, resulting in a gain on sale of assets of $8,401. See Note 12 — Leases for additional information.

During the three months ended March 31, 2022, the Company recorded a gain on sale of assets of $1. This gain, along with the gain on sale of assets related to the Pennysylvania Transaction, are included in gain on sale of assets in the condensed consolidated statements of operations and comprehensive loss.

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

All dollar amounts expressed in thousands, except per share amounts

6. Investments

The Company’s investments included the following:

Investment	March 31, 2023	December 31, 2022
HERBL, Inc.	$6,400	$6,400
Akerna	2	2
Total Investments	$6,402	$6,402

The Company recorded the investments in HERBL and Big Toe in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company intends to hold its investment in HERBL until HERBL executes its next equity financing. The Company has an arrangement with HERBL that, upon such equity financing, if the fair value of HERBL’s class B common shares is less than the initial cost, HERBL will issue additional shares to make up the difference. During 2022, the Company identified an impairment and adjusted the balance of its investment in Big Toe to zero. The Company has not applied impairment or price adjustments to the original cost of HERBL through March 31, 2023.

During the three months ended March 31, 2022, the Company recorded an unrealized loss of $45 from the investment in Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss. There was no loss recorded during the three months ended March 31, 2023.

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	March 31, 2023	December 31, 2022
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	6,540	6,540
Management agreements	926	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	165,072	165,072
Less: Accumulated amortization	(65,622)	(62,358)
Total intangible assets, net	$99,450	$102,714

_____________

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022 and 2021 filed on Form 10-K for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the three months ended March 31, 2023 and 2022, was $3,264 and $3,676, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2023:

Estimated
Years ended December 31,	amortization
Remainder of 2023	$9,792
2024	13,056
2025	13,056
2026	12,899
2027	12,899
Thereafter	31,369
$93,071

8. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	March 31, 2023	December 31, 2022
Teneo Fund SPVi LLC Note	$5,911	$5,911
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	4,325	2,199
Total loans receivable	$13,582	$11,456
Less allowance for expected credit losses	(7,625)	(7,237)
Loans receivable, net of expected credit losses	5,957	4,219
Less current portion of loan receivable	(252)	(516)
Loans receivable, long-term	$5,705	$3,703

The Little Beach Harvest loan receivable balance is subject to an interest rate of 9.0%. Accrued interest receivable was $132 as of March 31, 2023 and is included in loans receivable on the condensed consolidated balance sheets. Interest income was $64 and $4 for the three months ended March 31, 2023 and 2022, respectively, and included in interest income on the condensed consolidated statements of income and comprehensive loss.

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three months ended March 31, 2023, the Company recorded an additional $388 of allowance for expected credit losses due to revised collectability estimates.

Current expected credit loss (“CECL”) reserves are measured by the Company on a probability-weighted basis based on historical experience, current conditions, and reasonable and supportable forecasts. Our assessment includes a variety of factors, including underlying credit, relative maturity dates of the loans, economic considerations, as well as ongoing legal and other regulatory developments in the industry. The process includes consideration for the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. Given the repayment profile and underlying terms of such loans, CECL reserves are generally estimated over the contractual term of the loan.

All dollar amounts expressed in thousands, except per share amounts

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of March 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$11,948	(6,177)	$5,771
Third party guarantee	1,410	(1,224)	186
No collateral	224	(224)	—
Net loans receivable	$13,582	$(7,625)	$5,957

	As of December 31, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,822	$(5,915)	$3,907
Third party guarantee	1,410	(1,098)	312
No collateral	224	(224)	—
Net loans receivable	$11,456	$(7,237)	$4,219

9.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	March 31, 2023	December 31, 2022
Accounts payable	$45,983	$49,261
Accrued interest expense	—	2,983
Accrued payroll	2,399	1,626
Due to Jupiter Sellers	—	2,800
Other current payables/liabilities(1)	2,242	1,500
Total accounts payable and accrued liabilities	$50,624	$58,170

_____________

(1)Includes amounts such as accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of March 31, 2023 and December 31, 2022, the loyalty liability totaled $152 and $159, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

10. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	March 31, 2023		December 31, 2022
Revolving Facility – Interest rate of 11.0% as of March 31, 2023, due on July 21, 2024 (1)	$9,122		10,722
2019 Senior Notes – Interest rate of 16.0% per annum, due on February 28, 2023	—		2,159
2019 Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	—		46,497
2023 Refinanced Notes – Interest rate of 16.5% per annum as of March 31, 2023, due on February 15, 2026	38,540		—
2023 New Notes – Interest rate of 16.5% per annum as of March 31, 2023, due on February 15, 2027	8,427		—
Other loans and borrowings	350		350
Total debt	56,439		59,728
Less: Debt discount and debt issuance costs	(7,543)	(2)	—
Less: Current portion of notes payable	(5,540)		—
Total debt, net	$43,356		$59,728

_____________

(1)The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)Includes $7,464 of debt discount and debt issuance costs related to the 2023 Refinanced Notes and $79 of debt issuance costs related to the Revolving Facility. See below for additional detail.

On February 15, 2023, the Company repaid the remaining balance of its senior secured promissory notes issued on November 1, 2019 (the “2019 Senior Notes”), retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

On November 1, 2019, the Company and its subsidiaries, Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter entered into the Junior Secured Note Purchase Agreement (the “2019 Junior Notes NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”). On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to the 2019 Junior Notes NPA with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). As part of this refinancing, the Company repaid $9,088 in interest on the 2019 Junior Notes. This refinancing was accounted for as a debt modification, and neither the Company nor the Subsidiary Borrowers received any new proceeds from the Holders as a result of the NPA Amendment.

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

All dollar amounts expressed in thousands, except per share amounts

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,755. Included in this amount was $5,106 related to the fair value of the Debt Modification Warrants (as defined herein), a $2,000 fee payable to the Noteholder Representative, and $649 of debt issuance costs. The debt discount had a balance of $7,464 as of March 31, 2023.

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (“2023 New Notes”) in the aggregate principal amount of $8,260 to the Holders with a maturity date of February 15, 2027, 48 months from the Effective Date. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. The Company is not required to make principal payments on the 2023 New Notes before their maturity date and until the 2023 Refinanced Notes are paid in full. Once the 2023 Refinanced Notes are paid in full, the Subsidiary Borrowers’ obligations to make principal payments will be the same as previously existed under the 2023 Refinanced Notes as described above. The 2023 New Notes were originally included in accounts payable and accrued liabilities as of December 31, 2022.

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

The 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) are secured by a first priority security interest in all of the assets of the Subsidiary Borrowers, except that the Holders will receive a second priority security interest in the assets that are already pledged by Jupiter under the Revolving Facility. The 2023 Notes are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security for the obligations under the 2023 Refinanced Notes.

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. As of March 31, 2023, the Company was not required to perform the debt covenant calculations. The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control, the termination of Dana Arvidson’s employment for any reason and the failure by the Company to appoint a replacement within 90 days that is approved by the Noteholder Representative.

In connection with the NPA Amendment, the Company also issued to each Holder a warrant (each a “Debt Modification Warrant,” collectively the “Debt Modification Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants. See Note 13 — Shareholders' Equity for additional information.

Future maturities of all notes payable as of March 31, 2023 were as follows:

Year ended December 31,	Amount
Remainder of 2023	$540
2024	14,122
2025	5,000
2026	28,000
2027	8,427
2028 and thereafter	350
Total	$56,439

All dollar amounts expressed in thousands, except per share amounts

11. Massachusetts Lease Liability

On May 16, 2022, the Company, through its subsidiary CAC, completed the acquisition of a cultivation, processing and product manufacturing lab and medical and adult-use dispensary in Taunton, Massachusetts (the “Taunton Facility”) for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to IIP for $40,000 cash consideration. The Company also entered into a long-term lease for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). The Massachusetts Lease Liability matures on May 15, 2042, with two five-year extension options. Lease payments are due monthly, and are subject to an annual escalation of 2.5% after two years. CAC anticipates no disruption to its operations as a result of these transactions.

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

During the three months ended March 31, 2023, the Company reclassified the portion of the Massachusetts Lease Liability previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. This change was made due to a change in accounting principle made during the three months ended March 31, 2023. The Company was previously using an accounting alternative accepted under ASC 842, Leases (“ASC 842”), as further described in the Company’s Form 10-K. During the three months ended March 31, 2023, the Company determined that the interest expense on the Massachusetts Lease Liability exceeded the periodic rental payments, resulting in an accretion of the Massachusetts Lease Liability. The accretion will result in an increase in the lease liability in the next 12 months. Therefore, the change better quantifies both short-term and long-term balance sheet presentations due to no reduction of total lease liability over the next 12 months, and this approach is also acceptable under ASC 842.

As of March 31, 2023, the Massachusetts Lease Liability had a balance of $40,201. Future minimum lease payments for the Massachusetts Lease Liability as of March 31, 2023 are as follows:

Year ended December 31,	Amount
Remainder of 2023	$3,300
2024	4,469
2025	4,581
2026	4,695
2027	4,812
2028 and thereafter	162,855
Total future payments	184,712
Less: Interest	(152,223)
Total present value of minimum payments	32,489
Add: Estimated ending residual value	7,712
Total	$40,201

All dollar amounts expressed in thousands, except per share amounts

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$484	$280
Finance lease cost:
Amortization of lease assets	257	258
Interest on lease liabilities	102	122
Finance lease costs	359	380
Total lease cost	$843	$660

For the three months ended March 31, 2023, the Company recorded short-term lease expense of $741, of which $484 related to operating leases and $257 was related to finance leases. For the three months ended March 31, 2022, the Company recorded short-term lease expense of $538, of which $280 was related to operating leases and $258 was related to finance leases.

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	March 31, 2023	December 31, 2022
Operating leases
Weighted average discount rate	19.1%	8.0%
Weighted average remaining lease term	13.65 years	5.49 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	4.18 years	4.66 years

On February 15, 2023, the Company completed the Pennsylvania Transaction for $15,000 with net proceeds used towards repayment of debt and working capital. The lease is for an initial term of 15 years with two five-year options to extend. Rent under the lease will be payable monthly at a rate of $188 per month. Rent increases 2.5% on the second annual anniversary of the lease commencement date and then annually throughout the initial lease term.

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized an ROU asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations.

As of March 31, 2023, the operating lease liability associated with this transaction is $12,075.

All dollar amounts expressed in thousands, except per share amounts

Future minimum lease payments under the Company’s non-cancellable leases as of March 31, 2023 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2023	$1,094	$1,834
2024	1,489	2,433
2025	1,212	2,468
2026	926	2,530
2027	916	2,594
2028 and thereafter	380	28,264
Total undiscounted lease liabilities	6,017	40,123
Interest or discount on lease liabilities	(953)	(27,245)
Total present value of minimum lease payments	5,064	12,878
Lease liability - current portion	(1,105)	(83)
Lease liability	$3,959	$12,795

13. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share of the Company at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the three months ended March 31, 2023 and 2022, there were no LP Units of JJ LP converted to common shares. As of March 31, 2023 and December 31, 2022, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

Warrants

In connection with the NPA Amendment, the Company also issued Debt Modification Warrants to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

The fair value of the Debt Modification Warrants issued was determined using the Black-Scholes option pricing model with the following assumptions at the time of issuance:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the warrants that remain outstanding as of March 31, 2023:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

A rollforward of warrant activity for the three months ended March 31, 2023 was as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of January 1, 2023	9,545,691	CAD$ 1.01
Issued	91,999,901	0.09
Expired	(500,000)	0.33
Balance as of March 31, 2023	101,045,592	CAD$ 0.18

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan, as amended from time to time (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company (“Eligible Persons”), as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board (the “Compensation Committee”). “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. 36,243,816 common shares are available for issuance under the 2018 Plan as of March 31, 2023.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of January 1, 2023	2,742,765	$0.25
Vested	(370,744)	0.13
Forfeited	(699,001)	0.11
Unvested as of March 31, 2023	1,673,020	$0.34

During the three months ended March 31, 2023 and 2022, the Company recorded $104 and $519 of share-based compensation relating to RSUs, respectively. For the three months ended March 31, 2023 and 2022, the share-based compensation relating to RSUs included $53 and $257, respectively, related to the performance awards for achievement of milestones relating to the projects of its joint venture in CGSF Group, LLC (“CGSF”).

As of March 31, 2023, there was $357 of remaining RSU expense to be recognized over the weighted average remaining period of 0.87 years.

All dollar amounts expressed in thousands, except per share amounts

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of January 1, 2023	9,753,600	$0.60	6.11
Forfeited	(147,013)	$0.44	—
Balance as of March 31, 2023	9,606,587	$0.60	5.87

For the three months ended March 31, 2023 and 2022, the Company recorded $31 and $81, respectively, of share-based compensation related to these options. As of March 31, 2023, there was $160 of remaining expense to be recognized over the weighted average remaining period of 1.29 years.

The following table summarizes the share options that remain outstanding as of March 31, 2023:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	5,733,989	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,393,775
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	9,606,587			7,266,373

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2023	10,632,378	$0.30
Forfeited	(304,523)	0.18
Unvested as of March 31, 2023	10,327,855	$0.30

During the three months ended March 31, 2023 and 2022, the Company recorded $158 and $626 of share-based compensation relating to PSUs, respectively. As of March 31, 2023, there was $893 of remaining expense to be recognized over the weighted average remaining period of 1.44 years.

A summary of the PSU awards granted containing market conditions is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
June 18, 2021	$0.49	December 31, 2024	8,187,351
September 30, 2021	$0.39	December 31, 2024	1,772,961
December 19, 2021	$0.23	December 31, 2024	367,543
Total			10,327,855

All dollar amounts expressed in thousands, except per share amounts

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022:

Loss per share	Three Months Ended
	March 31,	March 31,
	2023	2022
Net loss attributable to TILT	$(4,875)	$(11,629)
Weighted-average number of shares and units outstanding - basic and diluted	377,697,175	374,607,212
Loss per share - basic and diluted	$(0.01)	$(0.03)

Diluted loss per share for the three ended March 31, 2023 and 2022 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Loss before income taxes	$(3,540)	$(12,966)
Income tax (expense) benefit	(1,326)	1,332
Effective tax rate	37%	10%

The Company is treated as a U.S. corporation under Section 7874 of the Internal Revenue Code (“IRC”) and is expected to be subject to U.S. federal, state and local income tax. However, the Company is expected, regardless of any application of Section 7874 of the IRC, to be treated as a Canadian resident Company for Canadian income tax purposes. Due to the organizational structure and multinational operations, the Company is subject to taxation in U.S. federal, state and local and Canadian jurisdictions.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

For year ended December 31, 2022, the Company had a U.S. federal capital loss carryforward of approximately $31,971 and a U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused.  As of December 31, 2022, the capital loss carryforwards are not likely to be realized.  During the three months ended March 31, 2023, the Company completed the Pennsylvania Transaction which generated ordinary and capital gains of $8,401 (see Note – 5 Property, Plant and Equipment for further details).  The Company estimates that approximately $6,264 of the gain from the sale will be offset by the net capital loss carryforward.  Therefore, during the three months ended March 31, 2023, the Company recognized a release of the valuation allowance related to the capital loss carryforward and the corresponding benefit of the release.

All dollar amounts expressed in thousands, except per share amounts

16. Related Party Transactions

As of December 31, 2022, the Company had a payable of $27,090 due to the Company’s former Chief Executive Officer (“CEO”) related to the acquisition of all assets and assumption of all liabilities of Jupiter. Of this amount, $23,016 is included in notes payable and $4,074 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of December 31, 2022. The $23,016 included in notes payable was due on April 1, 2023 and bore interest at 8.0%. On February 15, 2023, the Company refinanced the payable as part of its 2023 Refinanced Notes. As of March 31, 2023, the balance of the payable was $19,077, which is included in notes payable in the condensed consolidated balance sheet as of March 31, 2023. The payable bears interest at 16% or the prime rate plus 8.5% (16.5% as of March 31, 2023) and is due on February 15, 2026. The $4,074 included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023, and is now included in notes payable with a balance of $4,171 on the condensed consolidated balance sheet as of March 31, 2023. This payable bears interest at 16% or the prime rate plus 8.5% (16.5% as of March 31, 2023) and is due on February 15, 2027.

As of December 31, 2022, the Company had another payable of $1,677 due to the Company’s former CEO related to the issuance of the 2019 Senior Notes that was payable to a company partially owned and managed by the Company’s former CEO. The payable bore interest at 8.0% and was included in notes payable in the condensed consolidated balance sheet as of December 31, 2022. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

The Company also has a payable to a current Board member of $1,879 as of March 31, 2023. Of this amount, $1,542 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of March 31, 2023. This payable bears interest at 16.5% and is due on February 15, 2026. The remaining $337 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of March 31, 2023. This payable bears interest at 16.5% and is due on February 15, 2027.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to the Company’s former CEO, and 3,679,996 Debt Modification Warrants were issued to a current Board member.

17. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in the Form 10-K. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2023	$338
2024	463
2025	477
2026	492
2027	506
2028 and thereafter	522
Total	$2,798

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

All dollar amounts expressed in thousands, except per share amounts

In September 2020, the Company entered into a partial settlement agreement and release with O’Melveny & Myers LLP (“OMM”) in respect of a previously disclosed arbitration instituted by OMM. Pursuant to initial arbitration documents, OMM claimed that the Company had failed to pay approximately $3,100 in fees, of which an amount in excess of $100 was specifically attributable to Baker matters. Pursuant to the settlement agreement and release, the Company agreed to pay $100 in full and final settlement of the invoices outstanding for services rendered and costs incurred in the legal representation by OMM of those specific Baker matters, but not of the invoices concerning OMM’s other representation of the Company. On March 19, 2020, OMM filed suit against the Company concerning its claims against the Company in the Supreme Court of British Columbia, and on August 10, 2020, the Company filed suit against OMM in San Francisco Superior Court, asserting its own claims against OMM and an OMM partner, and also concerning the alleged fees and costs still claimed by OMM. After OMM’s British Columbia action was stayed on the ground of inconvenient forum, OMM answered the Company’s complaint and asserted cross-claims to recover the alleged fees and costs of its representation of the Company. The parties executed a settlement agreement on November 30, 2022. The amount reserved for settlement is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is closed and defendants have filed their renewed motions to dismiss.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No. : IPR2022-00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied on October 11, 2022. The parties filed a Joint Notice of Settlement dated April 7, 2023 and executed a settlement agreement on May 15, 2023.

18. Reportable Segments and Revenue

The Company operates in four reportable segments: (i) cannabis segment (SVH, Standard Farms, LLC (“Standard Farms PA”), Standard Farms Ohio, LLC (“Standard Farms OH”), and Baker), (ii) accessories (Jupiter), (iii) corporate, and (iv) other (White Haven RE, LLC, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

All dollar amounts expressed in thousands, except per share amounts

The following tables present the operating results of the Company’s segments:

	For the three months ended March 31, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,961	$29,413	$—	$—	$42,374
Inter-segment revenue	—	(110)	—	—	(110)
Net revenue	$12,961	$29,303	$—	$—	$42,264
Share-based compensation	—	—	241	52	293
Depreciation and amortization	794	3,238	14	83	4,129
Wages and benefits	2,221	1,273	2,290	—	5,784
Impairment loss	48	—	140	—	188
Interest expense	1,356	642	2,094	—	4,092
Loan receivable losses	—	—	388	—	388
Net (loss) income	(6,648)	(2,650)	(3,613)	8,045	(4,866)

	For the three months ended March 31, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$11,259	$31,624	$—	$—	$42,883
Inter-segment revenue	—	(531)	—	—	(531)
Net revenue	$11,259	$31,093	$—	$—	$42,352
Share-based compensation	—	—	969	257	1,226
Depreciation and amortization	648	3,700	14	196	4,558
Wages and benefits	1,532	1,168	2,468	—	5,168
Impairment loss	697	—	—	—	697
Interest expense	87	238	2,456	—	2,781
Loan losses	—	—	517	—	517
Net loss	(1,221)	(4,701)	(5,380)	(332)	(11,634)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three months ended March 31, 2023 and 2022, respectively:

	For the three months ended March 31, 2023
	US	Canada	Other	Total
Revenue	$38,175	$4,080	$9	$42,264
Gross profit	7,790	1,002	4	8,796

	For the three months ended March 31, 2022
	US	Canada	Other	Total
Revenue	$39,907	$2,295	$150	$42,352
Gross profit	8,627	669	57	9,353

All dollar amounts expressed in thousands, except per share amounts

19. Subsequent Events

The Company evaluated events subsequent to March 31, 2023 and concluded that no subsequent events have occurred that would require recognition or disclosure in the Financial Statements.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Item 1A. "Risk Factors" of the Form 10-K. Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

The Company operates through two business divisions: inhalation technology and cannabis. The inhalation technology division encompasses the Jupiter Research LLC (“Jupiter”) business, through which the Company sells vape and accessory products and services to regulated markets across 39 states in the United States (“U.S.”), as well as Canada, Israel, South America and the European Union. The cannabis division includes operations in Massachusetts at Commonwealth Alternative Care (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio, LLC (“Standard Farms OH”).

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

Through Standard Farms PA, the Company operates a fully-licensed integrated cultivation and manufacturing facility specializing in high-quality medical cannabis products such as vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold via wholesale to Pennsylvania customers throughout the Commonwealth.

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

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter

Debt Refinancing

On November 1, 2019, the Company and its subsidiaries, Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter entered into the Junior Secured Note Purchase Agreement (the “2019 Junior Notes NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”). On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries, JJ LP, Baker, CAC, and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to the 2019 Junior Notes NPA with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the  2019 Junior Notes NPA (the “2023 Refinanced Notes”). Neither the Company nor the Subsidiary Borrowers received any new proceeds from the Holders as a result of the NPA Amendment.

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

All dollar amounts expressed in thousands, except per share amounts

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control, the termination of Dana Arvidson’s employment for any reason and the failure by the Company to appoint a replacement for him within 90 days that is approved by the Noteholder Representative.

In connection with the NPA Amendment, the Company also issued to each Holder a warrant (each a “Debt Modification Warrant,” collectively the “Debt Modification Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

Pennsylvania Transaction

On February 15, 2023, the Company completed its previously announced sale-leaseback transaction with Innovative Industrial Properties, Inc. (“IIP”) pertaining to its White Haven, Pennsylvania facility (“White Haven Facility”) for $15,000 with net proceeds used towards repayment of debt and working capital (the “Pennsylvania Transaction”).

2019 Senior Notes Retired

On February 15, 2023, the Company repaid the remaining balance of the senior secured promissory notes issued on November 1, 2019 (the “ 2019 Senior Notes”), retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

Amendment to Revolving Facility

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 asset-based revolving credit facility (the “Revolving Facility”) to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. Additionally, borrowings under the Revolving Facility will bear interest at the prime rate plus 3%, and is secured by Jupiter’s inventory, accounts receivable and related property. The amendment also includes a guaranty by the Company in the amount of $6,000.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” of the Form 10-K and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”) and on SEDAR at www.sedar.com, for discussions of other risks that may affect the Company.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized the coronavirus 2019 disease (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the three months ended March 31, 2023, the Company is unable

All dollar amounts expressed in thousands, except per share amounts to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

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

	Three Months Ended March 31,
	2023	2022
Revenues, net	$42,264	$42,352
Cost of goods sold	(33,468)	(32,999)
Gross profit	8,796	9,353
Operating loss	(7,622)	(7,482)
Total other income (expense)	4,082	(5,484)
Loss from operations before income tax and non-controlling interest	(3,540)	(12,966)
Net loss before non-controlling interest	(4,866)	(11,634)
Net (loss) income attributable non-controlling interest	(9)	5
Net loss attributable to TILT Holdings Inc.	(4,875)	(11,629)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

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

Revenue for the three months ended March 31, 2023 was $42,264, down from $42,352 for the three months ended March 31, 2022, reflecting a year-over-year decrease of $88 or 0.2%. The decrease was primarily attributable to Jupiter which decreased revenue by $1,790 or 6%, mainly driven by a lower average price in certain product lines as market prices decreased due to increased competition. Partially offsetting Jupiter’s revenue decrease, revenue in cannabis operations for the three months ended March 31, 2023 increased by $1,702 or 15% year-over-year, primarily in Standard Farms PA and Standard Farms OH driven mainly by increased sales volume in brand partner product lines.

All dollar amounts expressed in thousands, except per share amounts

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

Cost of goods sold for the three months ended March 31, 2023 was $33,468, up from $32,999 for the three months ended March 31, 2022 reflecting a year-over-year increase of $469 or 1%, driven mainly by increased sales volume in cannabis operations.

The Company’s gross profit for the three months ended March 31, 2023 was $8,796, down from $9,353 for the three months ended March 31, 2022, which reflects a year-over-year decrease of $557 or 6%. Gross margin was 21% and 22% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross profit and gross margin was mainly due to price compression in the Massachusetts cannabis market, partially offset by an increase in gross profit and gross margin at Jupiter driven primarily by lower cost of goods relative to the prior year period.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Wages and benefits	$5,784	$5,168
General and administrative	5,620	4,779
Sales and marketing	404	407
Share-based compensation	293	1,226
Depreciation and amortization	4,129	4,558
Impairment loss and loss on disposal of assets	188	697
Total operating expenses	$16,418	$16,835

Total operating expenses for the three months ended March 31, 2023 was $16,418, a decrease of $417 or 2% year-over-year from $16,835. The decrease was primarily driven by reductions in share-based compensation, impairment loss and loss on disposal of assets, and depreciation and amortization. This was partially offset by an increase in general and administrative expense driven mainly by one-time bad debt, one-time tax expenses related to the Pennsylvania Transaction, and increases in last-mile delivery costs related to multiple warehouse locations, though the Company is in the process of consolidating product distribution infrastructure into fewer locations. Additionally, wages and benefits increased year-over-year mainly driven by increased retail headcount at CAC.

Impairment Losses

Impairment losses for the three months ended March 31, 2023, were $188, a decrease of $509 or 73% year-over-year driven mainly by a decrease in loss on disposal of assets. Additionally, during the three months ended March 31, 2023, it was determined that certain assets held for sale had a carrying value greater than their fair market value. As a result, the Company recorded an impairment loss of $140 to bring these assets held for sale to fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Income (Expense)

The following is a summary of the Company’s total other income (expense) derived from the consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Interest income	$64	$18
Other income	97	3
Change in fair value of warrant liability	-	(2,163)
Gain on sale of assets	8,401	1
Unrealized loss on investment	-	(45)
Loan receivable losses	(388)	(517)
Interest expense	(4,092)	(2,781)
Total other expense	$4,082	$(5,484)

Other income for the three months ended March 31, 2023 was $4,082, an increase of $9,566 from other expense of $5,484 for the three months ended March 31, 2022 primarily driven by the $8,401 gain on sale of assets related to the Pennsylvania Transaction described in Note 5 – Property, Plant and Equipment and the $2,163 decrease in non-cash expense due to the change in fair value of warrant liabilities due to no warrant liability for the period. Partially offsetting the above, interest expense increased $1,311 year-over-year primarily driven by finance expense related to the lease liability at the Company’s Taunton, Massachusetts cannabis facility.

Income Tax (Expense) Benefit

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code (the “IRC”) under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the three months ended March 31, 2023 was $1,326, an increase of $2,658 from income tax benefit of $1,332 for the three months ended March 31, 2022. See Note 15 – Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $4,875 for the three months ended March 31, 2023 compared to net loss of $11,629 for the prior year, for a decrease in net loss of $6,754 primarily driven by the $9,566 increase in other income, and $417 decrease in operating expense, partially offset by the $2,658 increase in income tax expense $557 decrease in gross profit.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Sources and Uses of Cash

The Company’s balance of cash and cash equivalents was $3,891 as of March 31, 2023 compared to $2,202 as of December 31, 2022. The Company requires cash to: (i) fund operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

All dollar amounts expressed in thousands, except per share amounts

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, third-party debt, and proceeds from the sale and leaseback of certain of the Company’s properties.

The following are some of the significant sources and uses of cash during the three months ended March 31, 2023:

●	On February 15, 2023, the Company completed the Pennsylvania Transaction with gross proceeds of $15,000.
●	On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. Total proceeds from the Revolving Facility for the three months ended March 31, 2023 were $27,316.
●	Repayments on notes payable of $39,398, of which $11,325 was related to repayment of the 2019 Senior Notes and a portion of the 2019 Junior Notes.
●	Payments made to a primary supplier of $12,743.
●	Payments made on U.S. import tariffs of $3,103.
●	Advances totaling $2,059 to the borrower under the Little Beach Harvest note described in Note 8 – Loans Receivable.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and expects to continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $4,877 during the three months ended March 31, 2023 and has an accumulated deficit of $968,578 as of March 31, 2023. Additionally, as of March 31, 2023, the Company had positive working capital of $16,166 (compared to negative working capital of $39,570 as of December 31, 2022).

During the three months ended March 31, 2023, the Company completed the previously announced (i) Pennsylvania Transaction, (ii) refinancing of the 2019 Junior Notes and (iii) extension of the maturity date and increased the amount available under the Revolving Facility. For further details regarding these transactions, see Note 5 – Property, Plant and Equipment and Note 10 – Notes Payable, to the consolidated financial statements.

The Company’s operating plans for the next 12 months include (i) revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; and (v) obtaining other financings as necessary.

The Company believes the actions discussed above will most likely occur, and that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, subsequent to Q1 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company must seek additional financing to satisfy the transition of the new payment terms and provide working capital for the business.  As a result, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$3,774	$4,203
Net cash provided by (used in) investing activities	12,816	(775)
Net cash used in financing activities	(14,899)	(1,149)
Effect of foreign exchange on cash and cash equivalents	(2)	1
Net changes in cash and cash equivalents	$1,689	$2,280

For the three months ended March 31, 2023, cash was provided by (used in):

●	Operating activities: $3,774. The cash provided by operating activities for the three months ended March 31, 2023 decreased $429 as compared to the three months ended March 31, 2022, mainly driven by the decrease in gross profit.
●	Investing activities: $12,816. The cash provided by investing activities for the three months ended March 31, 2023 increased $13,591 from cash used in investing activities of $775 for the three months ended March 31, 2022. The increase was mainly related to the proceeds from the Pennsylvania Transaction described in Note 12 — Leases.
●	Financing activities: ($14,899). The cash used in financing activities for the three months ended March 31, 2023 increased $13,750 as compared to the three months ended March 31, 2022. The increase was mainly driven by the $6,869 increase in repayments on notes payable primarily related to the retired 2019 Senior Notes and the 2023 Refinanced Notes which are described in Note 10 — Notes Payable. Additionally, there was a $4,696 decrease in proceeds from notes payable mainly related to the timing of borrowings under the Revolving Facility.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the three months ended March 31, 2023 from those previously disclosed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 8. Note 2 of our audited consolidated financial statements for the years ended December 31, 2022 and 2021 in our Form 10-K and the “Recent Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Legal and Regulatory Matters

In accordance with the Canadian Securities Administrators Staff Notice 51-352 Issuers with U.S. Marijuana-Related Activities, readers are referred to the subsection titled “Legal and Regulatory Matters” in our Form 10-K, which includes information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where the Company is currently directly and indirectly involved in the cannabis industry, through its subsidiaries and investments. There have been no material updates to this disclosure as of the date hereof.

All dollar amounts expressed in thousands, except per share amounts

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, is not required to provide the information under this item.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to those previously disclosed in Item 3. “Legal Proceedings” of the Form 10-K. Refer to Note 17 — Commitments and Contingencies for additional information on the Company’s legal proceedings.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. and TILT Holdings US, Inc. as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. The parties are now participating in the court-ordered limited jurisdictional discovery period, which began on May 1, 2022. This limited discovery period is closed and defendants have filed their renewed motions to dismiss.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.:IPR2022‑00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied October 11, 2022. The parties filed a Joint Notice of Settlement dated April 7, 2023 and executed a settlement agreement on May 15, 2023.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10-K filed with the SEC and on SEDAR at www.sedar.com, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities.

Other than as described below, there have been no material changes since the filing of the Form 10-K to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

There is substantial doubt about our ability to continue as a going concern, and holders of our common shares could suffer a total loss of their investment. If we are unable to achieve our financial projections, we may need to raise additional capital to continue our operations. Such capital may not be available to us, or may not be available at terms we deem acceptable, either of which could reduce our ability to compete and could negatively affect our business.

Our history of losses and negative working capital raise substantial doubt regarding our ability to continue as a going concern, which may negatively impact the price of our common shares. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial

All dollar amounts expressed in thousands, except per share amounts statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

Additionally, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, Silicon Valley Bank was taken over by the Federal Deposit Insurance Corporation, which was appointed as the receiver of the bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, which could have a material adverse effect on our business and financial condition. Any failure to meet our projections and/or delay to secure additional financing, or our ability to access our existing cash, cash equivalents and investments, could force us to delay, limit or terminate our operations, make further reductions in our workforce, liquidate all or a portion of our assets and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code.

Subsequent to Q1 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company must seek additional financing to satisfy the transition of the new payment terms and provide working capital for the business.  In addition, if we are unable to achieve our projections and/or unable to obtain additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this Quarterly Report on Form 10-Q. We will likely need to engage in equity or debt financing to secure additional funds. If we raise additional equity financing, shareholders would experience significant dilution of their ownership interests to the extent we issue a significant number of common shares, and we may experience a decline in the market price of the common shares. Our current debt requires us to pay the proceeds of any equity financing to our debtholders. Our current debt also contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common shares, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital and our ability to meet and exceed forecast. Any of the above could harm our business, results of operations and financial condition.

There can be no assurance that we will be able to achieve our forecast or to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to meet or exceed our forecast or raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

We may not successfully manage the transition of leadership associated with the resignation of our CEO, which could have an adverse impact on us.

On April 21, 2023, Gary F. Santo, Jr. resigned as CEO of the Company, and Tim Conder, a current Board member, was appointed Interim CEO. Mr. Conder has been a Board member since October 2019 and previously served as the Company’s President and Chief Operating Officer from 2019 until 2020, following the Company’s acquisition of its former business unit Blackbird, a cannabis software and services company co-founded by Mr. Conder.

Our success will depend, in part, on our management of the transition to, and integration of, the Interim CEO or a permanent successor, if appointed, and the effectiveness of the Interim CEO and the permanent successor, if appointed. There can be no assurance that we will be successful in finding a suitable permanent successor or in a timely manner. The CEO of the Company is critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management

All dollar amounts expressed in thousands, except per share amounts attention, impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively or execute our strategies and result in an adverse impact on our business.

We may not be able to maintain the trading of our common shares on the OTCQX, which could adversely affect the liquidity of our common shares and the trading volume and market price of our common shares, and decrease your investment.

Effective January 8, 2021, our common shares began trading, and are currently quoted, on the OTCQX International tier. To remain eligible for trading on the OTCQX International tier, we are required to maintain a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days, a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days, and at least two Market Makers publish priced quotations on OTC Link ATS within 90 days of the Company joining OTCQX. In the event that the Company’s bid price, the market capitalization, or the number of Market Makers fall below the minimum criteria, a cure period of 180 calendar days to regain compliance shall begin, during which time the applicable criteria must be met for 10 consecutive trading days.

On December 16, 2022, we were notified by OTC Markets that the bid price for our common shares had closed below $0.10 for more than 30 consecutive calendar days and no longer met the Standards for Continued Qualification for the OTCQX International tier, per the OTCQX Rules for International Companies.

The 180-calendar day cure period to regain compliance expires June 14, 2023. The Company has obtained an extension of the cure period to regain compliance until August 31, 2023. If at that time the Company’s bid price has not stayed at or above the $0.10 minimum bid price for ten consecutive trading days, then our common shares will be removed from OTCQX.

No assurance can be provided that we will be able to maintain continued trading of our common shares on OTCQX. Removal of our common shares from OTCQX may have an adverse effect on the market liquidity for our common shares, limiting the ability of broker-dealers to sell our common shares and shareholders to sell their shares in the secondary market. In addition, if our common shares are no longer quoted on the OTCQX, there can be no assurance that we will meet the eligibility criteria and requalify for quotation on the OTCQX.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†	Form of Warrant Certificate issued on February 15, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on February 16, 2023.)
10.2+	TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan (as last amended on April 25, 2023) (filed herewith).
10.3+	Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Stock Option Agreement (as last amended on April 25, 2023) (filed herewith)
10.4+	Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Restricted Stock Unit Agreement (as last amended on April 25, 2023) (filed herewith).
10.5	Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Performance Stock Unit Award Agreement (as last amended on April 25, 2023) (filed herewith).
10.6†+	Separation Agreement dated April 21, 2023 by and between TILT Holdings Inc. and Gary F. Santo, Jr. (incorporated by reference to Exhibit 10.1 filed with the SEC on April 25, 2023).
10.7†

First Amendment to Secured Note Purchase Agreement dated February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, Jordan Geotas, as noteholder representative, and each of the purchasers and AP noteholders (includes the Conformed Secured Note Purchase Agreement, dated as of November 1, 2019, as amended) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.8†

Amended and Restated Pledge Agreement February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC, and the other subsidiaries a party thereto, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.9†

Amended and Restated Security Agreement dated February 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.10†

Amended and Restated Guaranty dated February 15, 2023, by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.11†

Amended and Restated Canadian Security Agreement dated February 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.12#

Trademark Security Agreement dated February 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.13#

Canadian Trademark Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

All dollar amounts expressed in thousands, except per share amounts

Exhibit No.	Description of Exhibit

10.14#

Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.15#

Canadian Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.16	Form of 2023 Refinanced Notes (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed with the SEC on February 16, 2023).
10.17	Form of 2023 New Notes (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on February 16, 2023).
10.18

Fifth Amendment to Purchase And Sale Agreement And Joint Escrow Instructions, effective as of the 30th day of December 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on January 3, 2023).

10.19	Form of Amendment No.4 to Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on January 3, 2023).
18.1	Preferability Letter of Macias Gini & O’Connell LLP (filed herewith).
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

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors and executive officers participate.

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

Date: May 15, 2023	TILT HOLDINGS INC.

By:	/s/ Tim Conder
Tim Conder
Interim Chief Executive Officer (Principal Executive Officer)
By:	/s/ Dana R. Arvidson
Dana R. Arvidson
Chief Financial Officer (Principal Financial Officer)