Form 10-Q
period 2023-06-30
TILT Holdings Inc.
filed 2023-08-14
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of July 31, 2023, there were 334,707,482 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); risks related to the enforcement activities by the U.S. Department of Justice (“DOJ”); risks related to the Company’s ability to continue as a going concern; reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened scrutiny by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the transition of the Company’s leadership; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and on the operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to data privacy laws, rules and regulations; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQX; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the Form 10-K for the fiscal year ended December 31, 2022 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Form 10-K”) and on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,815	$2,202
Restricted cash	1,298	1,298
Trade receivables, net	26,086	26,698
Inventories	36,826	52,909
Loans receivable, current portion	—	516
Prepaid expenses and other current assets	1,698	1,979
Assets held for sale	—	325
Total current assets	68,723	85,927

Non-current assets
Property, plant and equipment, net	54,319	67,937
Right-of-use assets – finance, net	2,631	4,351
Right-of-use assets – operating, net	12,518	740
Investments	2	6,402
Intangible assets, net	95,457	102,714
Loans receivable, net of current portion	1,355	3,703
Deferred tax asset	1,008	—
Goodwill	20,751	20,751
Other assets	1,454	1,453
TOTAL ASSETS	$258,218	$293,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$43,147	$58,170
Income taxes payable	1,826	979
Deferred revenue	5,404	5,760
Finance lease liability, current portion	1,136	1,075
Operating lease liability, current portion	81	135
Notes payable, current portion	11,532	59,378
Total current liabilities	63,126	125,497

Non-current liabilities
Finance lease liability, net of current portion	3,663	4,245
Operating lease liability, net of current portion	12,776	701
Notes payable, net of discount, net of current portion	45,504	350
Massachusetts lease liability	40,386	40,022
Deferred tax liability	—	1,373
Other liabilities	1,413	273
TOTAL LIABILITIES	166,868	172,461

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 378,528,861 and 377,515,391 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	856,044	858,143
Additional paid-in capital	225,228	225,127
Warrants	5,835	796
Accumulated other comprehensive income	983	988
Accumulated deficit	(995,473)	(963,703)
TOTAL SHAREHOLDERS’ EQUITY	92,617	121,351

Non-controlling interest	(1,267)	166
TOTAL EQUITY	91,350	121,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,218	$293,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$41,599	$47,055	$83,863	$89,407
Cost of goods sold	(37,559)	(36,110)	(71,027)	(69,109)
Gross profit	4,040	10,945	12,836	20,298

Operating expenses:
Wages and benefits	5,871	6,335	11,655	11,503
General and administrative	4,529	5,585	10,149	10,364
Sales and marketing	290	586	694	993
Share-based compensation expense (benefit)	(2,358)	786	(2,065)	2,012
Depreciation and amortization	4,712	4,560	8,841	9,118
Impairment loss and loss on disposal of assets	4,947	6,669	5,135	7,366
Total operating expenses	17,991	24,521	34,409	41,356
Operating loss	(13,951)	(13,576)	(21,573)	(21,058)

Other income (expense):
Interest income	(64)	56	—	74
Other income	3	4	100	7
Change in fair value of warrant liability	—	3,913	—	1,750
Gain on sale of assets	—	—	8,401	1
Unrealized loss on investment	(6,400)	(49)	(6,400)	(94)
Loan receivable losses	(5,200)	(504)	(5,588)	(1,021)
Loss on foreign currency exchange	(1)	—	(1)	—
Interest expense	(5,466)	(3,796)	(9,558)	(6,577)
Total other expense	(17,128)	(376)	(13,046)	(5,860)
Loss from operations before income tax and non-controlling interest	(31,079)	(13,952)	(34,619)	(26,918)

Income taxes
Income tax benefit	2,742	6,898	1,416	8,230
Net loss before non-controlling interest	(28,337)	(7,054)	(33,203)	(18,688)
Less: Net income attributable to non-controlling interest	1,442	3	1,433	8
Net loss attributable to TILT Holdings Inc.	$(26,895)	$(7,051)	$(31,770)	$(18,680)

Other comprehensive loss
Net loss before non-controlling interest	$(28,337)	$(7,054)	$(33,203)	$(18,688)
Foreign currency translation differences	(3)	(3)	(5)	(2)
Comprehensive loss before non-controlling interest	(28,340)	(7,057)	(33,208)	(18,690)
Less: Net income attributable to non-controlling interest	1,442	3	1,433	8
Comprehensive loss attributable to TILT Holdings Inc.	$(26,898)	$(7,054)	$(31,775)	$(18,682)

Weighted average number of shares outstanding:
Basic and diluted	378,296,093	375,538,599	377,998,289	375,075,478
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.07)	$(0.02)	$(0.08)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	642,726	(1,074)	—	—	—	—	—	(1,074)
Shares reserved for contingent consideration	—	(1,287)	—	—	—	—	—	(1,287)
Comprehensive loss for the period	—	—	—	—	(3)	(26,895)	(1,442)	(28,340)
Balance - June 30, 2023	378,528,861	$856,044	$225,228	$5,835	$983	$(995,473)	$(1,267)	$91,350

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2021	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	81	—	—	—	—	81
Issuance and vesting of restricted share units	1,220,468	888	—	—	—	—	—	888
Shares reserved for contingent consideration	—	257	—	—	—	—	—	257
Comprehensive income (loss) for the period	—	—	—	—	1	(11,629)	(5)	(11,633)
Balance - March 31, 2022	375,303,227	$856,097	$224,916	$952	$1,000	$(867,877)	$170	$215,258
Share-based compensation	—	—	18	—	—	—	—	18
Issuance and vesting of restricted share units	473,048	508	—	—	—	—	—	508
Shares reserved for contingent consideration	—	261	—	—	—	—	—	261
Comprehensive loss for the period	—	—	—	—	(3)	(7,051)	(3)	(7,057)
Balance - June 30, 2022	375,776,275	$856,866	$224,934	$952	$997	$(874,928)	$167	$208,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,203)	$(18,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	6,400	94
(Gain) loss on sale of assets and other	(8,379)	9
Depreciation and amortization	11,490	11,813
Amortization of operating lease right of use assets	1,185	483
Change in allowance for doubtful accounts	369	(119)
Non-cash interest income	—	(15)
Deferred tax	(2,381)	(9,487)
Share-based compensation expense (benefit)	(2,065)	2,012
Accretion of debt discount	404	1,580
Change in fair value of warrant liability	—	(1,750)
Loan receivable losses	5,588	1,021
Impairment loss and loss on disposal of assets	5,135	7,366
Inventory adjustments	5,103	516
Non-cash interest expense	6,289	2,195
Net change in working capital items:
Trade receivables, net	243	2,505
Inventories	10,980	4,837
Prepaid expenses and other current assets	280	(693)
Accounts payable and accrued liabilities	(7,489)	452
Income tax payable	847	1,052
Deferred revenue	(356)	(1,420)
Net cash provided by operating activities	440	3,763

Cash flows from investing activities:
Purchases of property, plant, and equipment	(326)	(13,979)
Proceeds from sale of property, plant and equipment	15,000	3
Repayment of loan receivable, net of advances	(2,792)	(826)
Net cash provided by (used in) investing activities	11,882	(14,802)

Cash flows from financing activities:
Payments on lease liability	(3,862)	(1,190)
Repayments on notes payable and Massachusetts Lease Liability	(10,324)	(319)
Repayments on Revolving Facility	(59,572)	(67,304)
Debt issuance costs	(1,213)	—
Proceeds from Revolving Facility	59,267	67,583
Proceeds from notes payable and Massachusetts Lease Liability	4,000	40,000
Net cash (used in) provided by financing activities	(11,704)	38,770

Effect of foreign exchange on cash and cash equivalents	(5)	(2)

Net change in cash and cash equivalents and restricted cash	613	27,729

Cash and cash equivalents and restricted cash, beginning of year	3,500	6,952

Cash and cash equivalents and restricted cash, end of year	$4,113	$34,681

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Pennsylvania Transaction	$11,974	$—
Increase to operating lease liability related to Pennsylvania Transaction	$11,880	$—
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 11)	$8,260	$—
Warrants issued related to 2023 Notes (equity classified)	$5,106	$—
Noteholder representative fee related to 2023 Refinanced Notes	$1,620	$—
Non-cash debt issuance cost	$500	$—
Decreases to right of use assets related to Taunton Facility transactions	$—	$3,940
Decreases to operating lease liability related to Taunton Facility transactions	$—	$4,454
Decreases to property, plant, and equipment related to Taunton Facility transactions	$—	$514

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,814	$2,075
Cash paid for income taxes	$—	$61

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

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the Cboe Canada formerly known as the NEO Exchange under the symbol “TILT.” In addition, the common shares are quoted on the OTCQX in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $31,775 during the six months ended June 30, 2023 and has an accumulated deficit of $995,473 as of June 30, 2023. Additionally, as of June 30, 2023, the Company had positive working capital of $5,597 (compared to negative working capital of $39,570 as of December 31, 2022).

During the six months ended June 30, 2023, the Company (i) completed the Pennsylvania Transaction (as defined below), (ii) refinanced the 2019 Junior Notes (as defined below), (iii) extended the maturity date of and increased the amount available under the Revolving Facility (as defined below) and (iv) obtained additional funds through the 2023 Bridge Notes (as defined below).

On February 15, 2023, the Company completed its previously announced sale-leaseback transaction with Innovative Industrial Properties, Inc. (“IIP”) pertaining to its White Haven, Pennsylvania facility (“White Haven Facility”) for $15,000 with net proceeds used towards repayment of debt and working capital (the “Pennsylvania Transaction”).

On February 15, 2023, the Company entered into the NPA Amendment (as defined below) relating to the refinancing of the 2019 Junior Notes (as defined below) and issued the 2023 Refinanced Notes (as defined below) and the 2023 New Notes (as defined below). See Note 11 — Notes Payable for defined terms and more information. On February 15, 2023, the Company repaid the remaining balance of the senior secured promissory notes issued on November 1, 2019 (the “2019 Senior Notes”), retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

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

On May 15, 2023, the Company and its subsidiaries issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”). The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 starting July 1, 2023. The 2023 Bridge Notes bear interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023.

For further details regarding these transactions, see Note 5 — Property, Plant and Equipment and Assets Held for Sale, Note 11 — Notes Payable and Note 13 — Leases.

All dollar amounts expressed in thousands, except per share amounts

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; and (v) obtaining other financings as necessary.

The Company believes that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes (defined below) and 2023 New Notes (defined below). As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. See Note 11 — Notes Payable for additional information.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the six months ended June 30, 2023, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2023. Certain information, footnotes and disclosures normally included

All dollar amounts expressed in thousands, except per share amounts in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the six months ended June 30, 2023 and 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023.

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

During the six months ended June 30, 2023, the Company reclassified $4,741 of the Massachusetts Lease Liability (as defined in Note 11 — Massachusetts Lease Liability) previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. See Note 11 — Massachusetts Lease Liability for additional information.

During the six months ended June 30, 2023, the Company reclassified $516 of inventory valuation adjustments previously included in inventories under net change in working capital adjustments on the condensed consolidated statement of cash flows as of June 30, 2022 into inventory adjustments. See Note 4 — Inventories for additional information.

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $1,298 in restricted cash as of both June 30, 2023 and December 31, 2022. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,252 as of both June 30, 2023 and December 31, 2022.

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

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. Buildings, leaseholds and land improvements are amortized over the shorter of either the useful life or term of the lease. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the consolidated statements of operations and comprehensive loss.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the cessation date of certain LIBOR from December 31, 2022 to June 30, 2023. The adoption of this standard did not have an impact on the Company’s Financial Statements, as none of the Company's notes utilized LIBOR rates.

All dollar amounts expressed in thousands, except per share amounts

3. Fair Value Measurements

A number of the Company’s accounting policies and disclosures require the measurement of fair values, for both financial and non-financial assets and liabilities. Fair value is defined as the price that would be received from selling an asset or paying to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy were as follows:

	As of June 30, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,815	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$4,115	$—	$—

	As of December 31, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,202	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$3,502	$—	$—

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. There were no adjustments made to the Akerna investment during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded losses of $49 and $94, respectively, related to its investment in Akerna. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. The balance was $0 and $6,400 as of June 30, 2023 and December 31, 2022, respectively.

The Big Toe Ventures LLC (“Big Toe”) balance included in investments was initially recorded at cost, but impairment was subsequently identified and the balance was adjusted to zero as an approximation of fair value using Level 3 inputs during the year ended December 31, 2022. The balance was zero as of both June 30, 2023 and December 31, 2022.

Warrants

There was no warrant liability as of both June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2022, the Company recorded losses of $3,913 and $1,750, respectively, on the change in fair value of its warrant liability. These losses are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Financial Instruments

The carrying amount of the Company’s notes payable approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. The carrying amounts of all financial assets and liabilities, other than notes payable and loans receivables, approximate their fair values. There were no transfers between the levels of fair value hierarchy during the six months ended June 30, 2023 and 2022.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

No impairment triggers to goodwill were identified during the six months ended June 30, 2023. As a result of missed forecasts for Jupiter, the Company conducted additional testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its estimated recoverable amount and recorded a $6,668 goodwill impairment charge for the six months ended June 30, 2022. The following table summarizes the goodwill activity for the six months ended June 30, 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(6,668)
Balance, June 30, 2022	$63,877

See Note 8 — Goodwill for additional information.

All dollar amounts expressed in thousands, except per share amounts

4. Inventories

The Company’s inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw Material - cannabis plants	$3,283	$3,383
Raw Material - other materials	619	763
Work in progress	11,460	11,268
Finished goods	18,662	34,779
Supplies and accessories	2,802	2,716
Total Inventories	$36,826	$52,909

During the three months ended June 30, 2023, the Company shifted its sales and operation strategies. As a result, the Company recorded a one-time adjustment for inventory valuation and excess and obsolete inventory of $4,878. During the three and six months ended June 30, 2023, the Company recorded total inventory adjustments of $4,878 and $5,103, respectively. During the three and six months ended June 30, 2022, the Company recorded inventory adjustments of $236 and $516, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

5. Property, Plant and Equipment and Assets Held for Sale

The property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Land	$6,266	$6,434
Land improvements	—	461
Machinery & equipment	13,491	13,692
Furniture & fixtures	784	790
Buildings	45,107	51,987
Greenhouse - agricultural structure	6,769	8,196
Leasehold improvements	10,344	9,955
Construction in progress	212	610
Autos & trucks	235	256
Total cost	83,208	92,381
Less: accumulated depreciation	(28,889)	(24,444)
Total property, plant and equipment	$54,319	$67,937

During the three months ended June 30, 2023 and 2022, the Company recognized depreciation expense of $2,482 and $1,994, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized depreciation expense of $4,457 and $3,946, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

On February 15, 2023, the Company completed the Pennsylvania Transaction and determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a net carrying value of $6,599, resulting in a gain on sale of assets of $8,401. See Note 13 — Leases for additional information.

During the three months ended June 30, 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its Commonwealth Alternative Care (“CAC”) Cambridge facility, which triggered an impairment analysis for the Cambridge assets. As a result, the Company recorded an impairment loss of $2,788 to bring the assets to a fair market value of zero as of June 30, 2023. These losses are included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

During the six months ended June 30, 2022, the Company recorded a gain on disposal of assets of $1. This gain, along with the gain on sale of assets related to the Pennsylvania Transaction, are included in gain on sale of assets in the condensed consolidated statements of operations and comprehensive loss.

In connection with management’s ongoing multi-phase plans to produce high-quality flowers, during the six months ended June 30, 2022, the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697, which represented the net carrying value of existing lights. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

Assets Held for Sale

During the six months ended June 30, 2023, it was determined that the assets held for sale had a fair market value less costs to sell of zero. As a result, the Company recorded an impairment loss of $325 to bring these assets held for sale to fair market value less costs to sell. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

6. Investments

The Company’s investments included the following:

Investment	June 30, 2023	December 31, 2022
HERBL, Inc.	$—	$6,400
Akerna	2	2
Total Investments	$2	$6,402

The Company recorded the investment in HERBL and Big Toe in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

During the three and six months ended June 30, 2022, the Company recorded unrealized losses of $49 and $94, respectively, from its investment in Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

The Company intended to hold its investment in HERBL until HERBL executed its next equity financing. The Company had an arrangement with HERBL that, upon such equity financing, if the fair value of HERBL’s class B common shares was less than the initial cost, HERBL would issue additional shares to make up the difference. However, during the three months ended June 30, 2023, the Company determined that it is not probable that HERBL will issue additional shares to bring the Company’s investment up to its initial cost due to HERBL entering into receivership in June 2023. Therefore, the Company recorded a loss of $6,400 on its investment in HERBL to adjust the balance to zero. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	June 30, 2023	December 31, 2022
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	6,540	6,540
Management agreements	926	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	165,072	165,072
Less: Accumulated amortization	(69,615)	(62,358)
Total intangible assets, net	$95,457	$102,714

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

Amortization expense for the three months ended June 30, 2023 and 2022, was $3,255 and $3,677, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $6,519 and $7,353, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended June 30, 2023, the Company determined that its management agreement with CGSF Group, LLC (“CGSF”) was impaired. As a result, the Company recognized an impairment loss of $737 to bring the carrying value of the management agreement intangible asset to zero. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

The following table outlines the estimated future annual amortization expense for intangible assets as of June 30, 2023:

Estimated
Years ended December 31,	amortization
Remainder of 2023	$6,477
2024	12,953
2025	12,953
2026	12,796
2027	12,796
Thereafter	31,103
$89,078

All dollar amounts expressed in thousands, except per share amounts

8. Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms PA	Farms OH	Total
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(6,668)	—	—	(6,668)
Balance, June 30, 2022	$56,678	$5,819	$1,380	$63,877

Balance, December 31, 2022	$17,721	$3,030	$—	$20,751
Impairment	—	—	—	—
Balance, June 30, 2023	$17,721	$3,030	$—	$20,751

There were no goodwill impairment losses recorded during the six months ended June 30, 2023.

During the six months ended June 30, 2022, the Company conducted additional impairment testing of its goodwill related to Jupiter to determine if the carrying value of the Jupiter reporting unit exceeded its fair value.

The recoverable amount for Jupiter was based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on the inputs used in the valuation technique. The key assumptions used included management’s projected future cash flows for a five-year period, a terminal value, growth rate, and discount rate based on the estimated weighted average cost of capital, which incorporates the risks specific to the reporting units.

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

All dollar amounts expressed in thousands, except per share amounts

9. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	June 30, 2023	December 31, 2022
Teneo Fund SPVi LLC Note	$5,911	$5,911
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	5,121	2,199
Total loans receivable	$14,378	$11,456
Less allowance for expected credit losses	(13,023)	(7,237)
Loans receivable, net of expected credit losses	1,355	4,219
Less current portion of loan receivable	—	(516)
Loans receivable, long-term	$1,355	$3,703

The Little Beach Harvest Note loan receivable balance is subject to an interest rate of 9.0%. Accrued interest receivable was $198 as of June 30, 2023 and is included in loans receivable on the condensed consolidated balance sheets. Interest income was $21 and $25 for the three and six months ended June 30, 2022, respectively, and is included in interest income on the condensed consolidated statements of income and comprehensive loss.

During the three months ended June 30, 2023, the Company determined that it may not be able to collect the full amount of its loan receivable from the Little Beach Harvest Note. As a result, the Company did not record any interest income for the three months ended June 30, 2023 and reversed the interest income recognized during the three months ended March 31, 2023.

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the six months ended June 30, 2023, the Company recorded an additional $5,786 of allowance for expected credit losses due to revised collectability estimates.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of June 30, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$12,744	$(11,389)	$1,355
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$14,378	$(13,023)	$1,355

All dollar amounts expressed in thousands, except per share amounts

	As of December 31, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,822	$(5,915)	$3,907
Third party guarantee	1,410	(1,098)	312
No collateral	224	(224)	—
Net loans receivable	$11,456	$(7,237)	$4,219

10.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	June 30, 2023	December 31, 2022
Accounts payable	$40,144	$49,261
Accrued interest expense	—	2,983
Accrued payroll	1,634	1,626
Due to Jupiter Sellers	—	2,800
Other current payables/liabilities(1)	1,369	1,500
Total accounts payable and accrued liabilities	$43,147	$58,170

(1)Includes amounts such as accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of June 30, 2023 and December 31, 2022, the loyalty liability totaled $145 and $159, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

11. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	June 30, 2023		December 31, 2022
Revolving Facility – Interest rate of 11.25% as of June 30, 2023, due on July 21, 2024 (1)	$10,575		$10,722
2019 Senior Notes – Interest rate of 16.0% per annum, due on February 28, 2023	—		2,159
2019 Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	—		46,497
2023 Refinanced Notes – Interest rate of 24.75% per annum as of June 30, 2023, due on February 15, 2026 (3)	40,420		—
2023 New Notes – Interest rate of 24.75% per annum as of June 30, 2023, due on February 15, 2027 (3)	8,963		—
2023 Bridge Note – Interest rate of 16.75% per annum as of June 30, 2023, due on December 1, 2023	4,563		—
Other loans and borrowings	350		350
Total debt	64,871		59,728
Less: Debt discount and debt issuance costs	(7,835)	(2)	—
Less: Current portion of notes payable	(11,532)		(59,378)
Total debt, net of discount, net of current portion	$45,504		$350

(1)The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)Includes $7,351 of debt discount and debt issuance costs related to the 2023 Refinanced Notes and $33 of debt issuance costs related to the Revolving Facility. See below for additional detail.
(3)The interest rate of 24.75% is the default interest rate in effect due to the Waiver, as defined below.

All dollar amounts expressed in thousands, except per share amounts

On February 15, 2023, the Company repaid the remaining balance of its 2019 Senior Notes, retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

On November 1, 2019, the Company and its subsidiaries, Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), CAC, and Jupiter entered into the Junior Secured Note Purchase Agreement (the “2019 Junior Notes NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”). On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to the 2019 Junior Notes NPA (as amended by the NPA Amendment, the “2019 NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). As part of this refinancing, the Company repaid $9,088 in interest on the 2019 Junior Notes. This refinancing was accounted for as a debt modification, and neither the Company nor the Subsidiary Borrowers received any new proceeds from the Holders as a result of the NPA Amendment.

The 2023 Refinanced Notes mature on February 15, 2026, 36 months from the Effective Date, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly, subject to the Waiver described below. The interest rate is subject to increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary of the Effective Date or greater than $22,000 on the second anniversary of the Effective Date. The Subsidiary Borrowers are obligated to pay an aggregate of $5,000 of principal on the 2023 Refinanced Notes on each anniversary of the Effective Date of the 2023 Refinanced Notes, as well as an annual payment at the beginning of each calendar year the 2023 Refinanced Notes are outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar year. The Subsidiary Borrowers are also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,755. Included in this amount was $5,106 related to the fair value of the Debt Modification Warrants (as defined below), a $2,000 fee payable to the Noteholder Representative, and $649 of debt issuance costs. The debt discount balance net of amortization was $7,351 as of June 30, 2023.

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (“2023 New Notes”) in the aggregate principal amount of $8,260 to the Holders with a maturity date of February 15, 2027, 48 months from the Effective Date. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly subject to the Waiver discussed below. The Company is not required to make principal payments on the 2023 New Notes before their maturity date and until the 2023 Refinanced Notes are paid in full. Once the 2023 Refinanced Notes are paid in full, the Subsidiary Borrowers’ obligations to make principal payments will be the same as previously existed under the 2023 Refinanced Notes as described above. The 2023 New Notes were originally included in accounts payable and accrued liabilities as of December 31, 2022.

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

All dollar amounts expressed in thousands, except per share amounts

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. As of June 30, 2023, the Noteholder Representative granted the Waiver, as described below, for certain financial covenant defaults expected to occur through December 8, 2023. The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control.

In connection with the NPA Amendment, the Company also issued to each Holder a warrant (each a “Debt Modification Warrant,” collectively the “Debt Modification Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants. See Note 14 — Shareholders' Equity for additional information.

On May 15, 2023, the Company and the Subsidiary Borrowers entered into a Secured Note Purchase Agreement, with the Noteholder Representative on behalf of the purchasers named therein (the “Bridge Notes NPA”). Pursuant to the Bridge Notes NPA, Subsidiary Borrowers issued the 2023 Bridge Notes which provided gross cash proceeds of $4,000 and an original issue discount of $500 to the holders with a maturity date of December 1, 2023. The 2023 Bridge Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly.

The 2023 Bridge Notes are secured by a security interest in all of the assets of the Subsidiary Borrowers. This security interest is subordinate to the security interest in certain assets that were pledged by Jupiter to secure a revolving credit facility. In addition, payments received by the Noteholder Representative, whether under the Bridge Notes NPA or the 2019 NPA, shall be applied to repay the 2023 Bridge Notes whether such payments are as a result of the enforcement of remedies, dispositions, liquidations, or as a result of payments on claims filed in a case under the Bankruptcy Code or other similar proceedings. The 2023 Bridge Notes are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security for the obligations under the 2023 Bridge Notes.

The Bridge Notes NPA includes affirmative and negative covenants, events of default, representations and warranties that are customary for debt securities of this type. The 2023 Bridge Notes may be accelerated and all remedies may be exercised by the holders in case of an event of default under the 2023 Bridge Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control, the termination of Tim Conder’s employment with the Company for any reason and the failure by the Company to appoint a replacement for Mr. Conder within 90 days that is approved to the Noteholder Representative or any default or event of default under the 2019 NPA.

Starting July 1, 2023, the Subsidiary Borrowers are obligated to pay $750 in amortization payments in addition to interest payments and a monthly payment at the beginning of each calendar month the 2023 Bridge Notes are outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar month. The Subsidiary Borrowers are also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

In connection with the Bridge Notes NPA, the Company entered into a Consent, Confirmation, Limited Waiver And Forbearance Agreement (the “Waiver”) and the Noteholder Representative under the 2019 NPA has waived the Subsidiary Borrowers’ payment obligations during a forbearance period ending on December 8, 2023 so long as the amounts otherwise due are applied under the Bridge Notes NPA, and has agreed to waive certain financial covenant defaults expected to occur during the forbearance period as a result of the Company and Subsidiary Borrowers entering into and performing their obligations under the Bridge Notes NPA. The promissory notes issued under the 2019 NPA will accrue interest at a default rate (prime rate plus 8.5%, with an additional 8% due to the default) and late fees at the rate of $40 per month will be incurred during this forbearance period. All interest payments not made when due during the forbearance period, interest at the default rate accrued thereon, and late fees incurred will be due and payable at the end of the forbearance period. As of June 30, 2023, the default interest rate of 24.75% was in effect for the 2023 Notes.

All dollar amounts expressed in thousands, except per share amounts

The 2023 Bridge Notes were issued with an original issue discount of $500, allowing access to funding of up to $4,000 to the Company. The debt discount had a balance of $451 as of June 30, 2023. The Company used the proceeds of the 2023 Bridge Notes to assist with the transition in payment terms of a trade payable with a primary supplier.

Future maturities of all notes payable as of June 30, 2023 were as follows:

Year ended December 31,	Amount
Remainder of 2023	$6,983
2024	15,575
2025	5,000
2026	28,000
2027	8,963
2028 and thereafter	350
Total	$64,871

12. Massachusetts Lease Liability

On May 16, 2022, the Company, through its subsidiary CAC, completed the acquisition of a cultivation, processing and product manufacturing lab and medical and adult-use dispensary in Taunton, Massachusetts (the “Taunton Facility”) for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to IIP for $40,000 cash consideration. The Company also entered into a long-term lease for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). The Massachusetts Lease Liability matures on May 15, 2042, with two five-year extension options. Lease payments are due monthly and are subject to an annual escalation of 2.5% after two years. CAC anticipates no disruption to its operations as a result of these transactions.

The cash proceeds from IIP were used to pay the Taunton Facility purchase price, $25,466 was remitted to an escrow account that was included in restricted cash and the remaining proceeds were used to pay transaction expenses.

The early lease termination and acquisition of the Taunton Facility resulted in derecognizing a right-of-use (“ROU”) asset balance of $3,940, and lease liability balance of $4,454; and recognizing land and building balances of $6,266 and $6,268, respectively. The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

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

All dollar amounts expressed in thousands, except per share amounts

As of June 30, 2023, the Massachusetts Lease Liability had a balance of $40,386. Future minimum lease payments for the Massachusetts Lease Liability as of June 30, 2023 are as follows:

Year ended December 31,	Amount
Remainder of 2023	$2,200
2024	4,469
2025	4,581
2026	4,695
2027	4,812
2028 and thereafter	162,855
Total future payments	183,612
Less: Interest	(150,938)
Total present value of minimum payments	32,674
Add: Estimated ending residual value	7,712
Total	$40,386

13. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$702	$203	$1,185	$483
Finance lease cost:
Amortization of lease assets	257	257	514	514
Interest on lease liabilities	97	117	199	239
Finance lease costs	354	374	713	753
Total lease cost	$1,056	$577	$1,898	$1,236

For the three and six months ended June 30, 2023, the Company recorded short-term lease expense of $959 and $1,699 respectively, of which $702 and $1,185, respectively, related to operating leases and $257 and $514, respectively, related to finance leases. For the three and six months ended June 30, 2022, the Company recorded short-term lease expense of $460 and $997, respectively, of which $203 and $483, respectively, related to operating leases and $257 and $514, respectively, related to finance leases.

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	June 30, 2023	December 31, 2022
Operating leases
Weighted average discount rate	19.1%	8.0%
Weighted average remaining lease term	13.65 years	5.49 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.82 years	4.66 years

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

All dollar amounts expressed in thousands, except per share amounts

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized an ROU asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations. As of June 30, 2023, the balance of the operating lease liability associated with this transaction was $12,087.

During the three months ended June 30, 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its CAC Cambridge facility, which triggered an impairment analysis for the Cambridge assets, including the ROU asset related to its Cambridge finance lease. As a result, the Company recognized an impairment loss of $1,206 to write the ROU asset down to its fair value.

Future minimum lease payments under the Company’s non-cancellable leases as of June 30, 2023 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2023	$732	$1,222
2024	1,489	2,433
2025	1,212	2,468
2026	926	2,530
2027	916	2,594
2028 and thereafter	380	28,264
Total undiscounted lease liabilities	5,655	39,511
Interest or discount on lease liabilities	(856)	(26,654)
Total present value of minimum lease payments	4,799	12,857
Lease liability - current portion	(1,136)	(81)
Lease liability	$3,663	$12,776

14. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share of the Company at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the six months ended June 30, 2023 and 2022, there were no LP Units converted to common shares. As of each of June 30, 2023 and December 31, 2022, 43,821,379 LP Units were issued and outstanding.

Warrants

In connection with the NPA Amendment, the Company issued Debt Modification Warrants to purchase 2,421.05 common shares of the Company for every one thousand dollar principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants, all of which were classified as equity at the time of issuance. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

The fair value of the Debt Modification Warrants issued was determined using the Black-Scholes option pricing model with the following assumptions at the time of issuance:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the warrants that remain outstanding as of June 30, 2023:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

A rollforward of warrant activity for the six months ended June 30, 2023 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2022	9,545,691	CAD$ 1.01
Issued	91,999,901	0.09
Expired	(500,000)	0.33
Balance as of June 30, 2023	101,045,592	CAD$ 0.18

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan, as amended from time to time (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of June 30, 2023, 35,805,244 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2022	2,742,765	$0.25
Issued	9,873,204	0.03
Vested	(1,013,470)	0.22
Forfeited	(1,172,341)	0.24
Unvested as of June 30, 2023	10,430,158	$0.05

During the three and six months ended June 30, 2023, the Company recorded $1,324 and $1,220 of total net share-based compensation benefit relating to RSUs, respectively.

On June 12, 2023, the Company issued 2,468,301 to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These shares were issued at a weighted average grant date fair value of $0.03, and share-based compensation expense of $28 was recognized related to these RSUs during the three months ended June 30, 2023.

During the three months ended June 30, 2023, the Company’s former Chief Executive Officer (“CEO”), Gary F. Santo, Jr. forfeited various share awards, including RSUs. The forfeiture of RSUs resulted in a share-based compensation benefit of $22 for the three months ended June 30, 2023. The net share-based compensation expense relating to RSUs held by the former CEO was $4 for the six months ended June 30, 2023.

During the three months ended June 30, 2023, the Company determined achievement of the milestones related to CGSF projects was no longer probable. As a result, the Company reversed all share-based compensation expense

All dollar amounts expressed in thousands, except per share amounts recognized for the performance awards and recorded share-based compensation benefit of $1,287 and $1,234 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, there was $329 of remaining RSU expense to be recognized over the weighted average remaining period of 0.71 years.

During the three and six months ended June 30, 2022, the Company recorded $163 and $425 of share-based compensation expense relating to RSUs, respectively. For the three and six months ended June 30, 2022, the share-based compensation expense relating to RSUs included $260 and $518, respectively, related to the performance awards for achievement of milestones relating to the projects of its joint venture in CGSF.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of January 1, 2023	9,753,600	$0.60	6.11
Forfeited	(373,129)	$0.45	—
Balance as of June 30, 2023	9,380,471	$0.61	5.58

For the three months ended June 30, 2023 and 2022, the Company recorded $3 and $18, respectively, of share-based compensation related to these options. For the six months ended June 30, 2023 and 2022, the Company recorded $34 and $98, respectively, of share-based compensation related to these options. As of June 30, 2023, there was $103 of remaining expense to be recognized over the weighted average remaining period of 1.28 years.

The following table summarizes the share options that remain outstanding as of June 30, 2023:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	5,507,873	$ 0.30-0.48	June 25, 2030 - December 1, 2030	4,230,804
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	9,380,471			8,103,402

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2023	10,632,378	$0.30
Forfeited	(9,039,699)	0.30
Unvested as of June 30, 2023	1,592,679	$0.31

During the three and six months ended June 30, 2022, the Company recorded $345 and $971 of share-based compensation relating to PSUs, respectively.

During the three months ended June 30, 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and six months ended June 30, 2023, respectively.

All dollar amounts expressed in thousands, except per share amounts

As of June 30, 2023, there was $210 of remaining expense to be recognized over the weighted average remaining period of 1.75 years.

A summary of the PSU awards granted containing market conditions is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	526,147
December 19, 2021	$0.23	December 31, 2024	366,532
Total			892,679

15. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022:

Loss per share	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net loss attributable to TILT	$(26,895)	$(7,051)	$(31,770)	$(18,680)
Weighted-average number of shares and units outstanding - basic and diluted	378,296,093	375,538,599	377,998,289	375,075,478
Loss per share - basic and diluted	$(0.07)	$(0.02)	$(0.08)	$(0.05)

Diluted loss per share for the three and six months ended June 30, 2023 and 2022 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

16. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Loss before income taxes	$(31,079)	$(13,952)	$(34,619)	$(26,918)
Income tax benefit	2,742	6,898	1,416	8,230
Effective tax rate	9%	49%	4%	31%

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

As the Company operates in the cannabis industry, it is subject to the limitations of Section 280E of the IRC. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under IRC Section 280E of the IRC for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

For year ended December 31, 2022, the Company had a U.S. federal capital loss carryforward of approximately $31,971 and a U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused. As of December 31, 2022, the capital loss carryforwards are not likely to be realized. During the three months ended March 31, 2023, the Company completed the Pennsylvania Transaction which generated ordinary and capital gains of $8,401. See Note – 5 Property, Plant and Equipment for further details. The Company estimates that approximately $6,264 of the

All dollar amounts expressed in thousands, except per share amounts gain from the sale will be offset by the net capital loss carryforward. Therefore, during the three months ended March 31, 2023, the Company recognized a release of the valuation allowance related to the capital loss carryforward and the corresponding benefit of the release.

During the three months ended June 30, 2023, the Company determined its investment in HERBL was not recoverable. As a result, the Company recorded a loss of $6,400 to its HERBL investment, adjusting the balance to zero. This loss was treated as a capital loss, which will more likely than not be realized. See Note 6 — Investments for additional information.

17. Related Party Transactions

As of December 31, 2022, the Company had a payable of $27,090 due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”), related to the acquisition of all assets and assumption of all liabilities of Jupiter. Of this amount, $23,016 is included in notes payable and $4,074 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of December 31, 2022. The $23,016 included in notes payable was due on April 1, 2023 and bore interest at 8.0%. On February 15, 2023, the Company refinanced the payable as part of its 2023 Refinanced Notes. As of June 30, 2023, the balance of the payable was $20,008, which is included in notes payable in the condensed consolidated balance sheet as of June 30, 2023. The payable bears interest at 16% or the prime rate plus 8.5% (16.75% as of June 30, 2023) and is due on February 15, 2026. The $4,074 included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023, and is now included in notes payable with a balance of $4,437 on the condensed consolidated balance sheet as of June 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (24.75% as of June 30, 2023) and is due on February 15, 2027.

As of December 31, 2022, the Company had another payable of $1,677 due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. The payable bore interest at 8.0% and was included in notes payable in the condensed consolidated balance sheet as of December 31, 2022. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

The Company also has a payable of $1,975 as of June 30, 2023 owed to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,617 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of June 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (24.75% as of June 30, 2023) and is due on February 15, 2026. The remaining $358 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (24.75% as of June 30, 2023) and is due on February 15, 2027.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to Mark Scatterday though Mak One, and 3,679,996 Debt Modification Warrants were issued to Adam Draizin through Callisto.

In connection with the 2023 Bridge Notes, the Company has additional payables of $2,809, of which $2,599 is due to Mark Scatterday through Mak One and $210 is due to Adam Draizin through Sheldrake Interests, LLC, an affiliated entity. These payables are included in notes payable on the condensed consolidated balance sheet as of June 30, 2023. These payables bear interest at 16.75% and are due on December 1, 2023.

All dollar amounts expressed in thousands, except per share amounts

18. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in the Form 10-K. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2023	$225
2024	463
2025	477
2026	492
2027	506
2028 and thereafter	522
Total	$2,685

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By minute order dated July 21, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction.

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

All dollar amounts expressed in thousands, except per share amounts

19. Reportable Segments and Revenue

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

The following tables present the operating results of the Company’s segments:

	For the three months ended June 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	12,925	$28,833	$—	$—	$41,758
Inter-segment revenue	—	(159)	—	—	(159)
Net revenue	$12,925	$28,674	$—	$—	$41,599
Share-based compensation	—	—	(1,072)	(1,286)	(2,358)
Depreciation and amortization	821	3,246	628	17	4,712
Wages and benefits	1,899	1,335	2,637	—	5,871
Impairment loss	3,208	16	986	737	4,947
Interest expense	1,377	621	3,400	68	5,466
Loan receivable losses	—	—	277	4,923	5,200
Net loss	$(16,387)	$(2,840)	$(4,587)	$(4,523)	$(28,337)

	For the three months ended June 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,223	$35,084	$—	$—	$47,307
Inter-segment revenue	—	(252)	—	—	(252)
Net revenue	$12,223	$34,832	$—	$—	$47,055
Share-based compensation	—	—	525	261	786
Depreciation and amortization	647	3,709	13	191	4,560
Wages and benefits	1,719	1,252	3,364	—	6,335
Impairment loss	—	6,669	—	—	6,669
Interest expense	601	602	2,593	—	3,796
Loan losses	—	—	504	—	504
Net income (loss)	$(1,940)	$(11,048)	$6,103	$(169)	$(7,054)

	For the six months ended June 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$25,886	$58,246	$—	$—	$84,132
Inter-segment revenue	—	(269)	—	—	(269)
Net revenue	$25,886	$57,977	$—	$—	$83,863
Share-based compensation	—	—	(831)	(1,234)	(2,065)
Depreciation and amortization	1,615	6,484	642	100	8,841
Wages and benefits	4,120	2,608	4,927	—	11,655
Impairment loss	3,256	16	1,126	737	5,135
Interest expense	2,733	1,263	5,494	68	9,558
Loan losses	—	—	665	4,923	5,588
Net income (loss)	$(23,035)	$(5,490)	$(8,200)	$3,522	$(33,203)

All dollar amounts expressed in thousands, except per share amounts

	For the six months ended June 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$23,482	$66,708	$—	$—	$90,190
Inter-segment revenue	—	(783)	—	—	(783)
Net revenue	$23,482	$65,925	$—	$—	$89,407
Share-based compensation	—	—	1,494	518	2,012
Depreciation and amortization	1,295	7,409	27	387	9,118
Wages and benefits	3,251	2,420	5,832	—	11,503
Impairment loss	697	6,669	—	—	7,366
Interest expense	688	840	5,049	—	6,577
Loan losses	—	—	1,021	—	1,021
Net income (loss)	$(3,161)	$(15,749)	$723	$(501)	$(18,688)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023
	US	Canada	Other	Total
Revenue	$36,232	$5,361	$6	$41,599
Gross profit	2,607	1,433	-	4,040

	For the three months ended June 30, 2022
	US	Canada	Other	Total
Revenue	$43,370	$3,585	$100	$47,055
Gross profit	9,963	940	42	10,945

	For the six months ended June 30, 2023
	US	Canada	Other	Total
Revenue	$74,407	$9,441	$15	$83,863
Gross profit	10,397	2,435	4	12,836

	For the six months ended June 30, 2022
	US	Canada	Other	Total
Revenue	$83,277	$5,880	$250	$89,407
Gross profit	18,590	1,609	99	20,298

20. Subsequent Events

The Company evaluated events subsequent to June 30, 2023 and concluded that no subsequent events have occurred that would require recognition or disclosure in the Financial Statements.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosures Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, and Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

Through Standard Farms PA, the Company operates a fully licensed integrated cultivation and manufacturing facility specializing in high-quality medical cannabis products such as vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold via wholesale to Pennsylvania customers throughout the Commonwealth.

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

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter

Bridge Notes

On May 15, 2023, TILT and its subsidiaries, Jimmy Jang, L.P., Baker Technologies, Inc., CAC, and Jupiter Research, LLC (collectively, the “Subsidiary Borrowers”) closed an offering of up to $4,500 in aggregate principal amount of senior secured promissory notes (the “2023 Bridge Notes”), with an original issue discount of approximately $500, allowing access to funding of up to $4,000 from its existing secured note holders to assist with a transition in payment terms of a trade payable with a primary supplier. The 2023 Bridge Notes bear a floating interest rate at the higher of 16% or the prime rate plus 8.5% and mature in December 2023. Starting July 1, 2023, the Subsidiary Borrowers are obligated to pay $750 in amortization payments in addition to interest payments and a monthly payment at the beginning of each calendar month the 2023 Bridge Notes are outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar month. The Subsidiary Borrowers are also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

In connection with the issuance of the 2023 Bridge Notes, the Company entered into a Consent, Confirmation, Limited Waiver And Forbearance Agreement (the “Waiver”) with Jordan Geotas as the noteholder representative (the “Noteholder Representative”) under the first amendment to the Junior Secured Note Purchase Agreement (the “2019 NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”), wherein the Noteholder Representative waived the Subsidiary Borrowers’ payment obligations during a forbearance period ending on December 8, 2023 so long as the amounts otherwise due are applied under the Secured Note Purchase Agreement (the “Bridge Notes NPA”), and has agreed to waive certain financial covenant defaults expected to occur during the forbearance period as a result of the Company and Subsidiary Borrowers entering into and performing their obligations under the Bridge Notes NPA. The promissory notes issued under the 2019 NPA will accrue interest at a default rate (prime rate plus 8.5%, with an additional 8% due to the default) and late fees at the rate of $40 per month will be incurred during this forbearance period. All interest payments not made when due during the forbearance period, interest at the default rate accrued thereon, and late fees incurred will be due and payable at the end of the forbearance period. As a result of the Waiver, the default interest rate for the 2023 Refinanced Notes and the 2023 New Notes (as defined in Note 11 — Notes Payable) was 24.75% as of June 30, 2023.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” of the Form 10-K and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) and on SEDAR, for discussions of other risks that may affect the Company.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized the coronavirus 2019 disease (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the six months ended June 30, 2023, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022
Revenues, net	$41,599	$47,055
Cost of goods sold	(37,559)	(36,110)
Gross profit	4,040	10,945
Operating loss	(13,951)	(13,576)
Total other expense	(17,128)	(376)
Loss from operations before income tax and non-controlling interest	(31,079)	(13,952)
Net loss before non-controlling interest	(28,337)	(7,054)
Net income attributable non-controlling interest	1,442	3
Net loss attributable to TILT Holdings Inc.	(26,895)	(7,051)

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

Revenue for the three months ended June 30, 2023 was $41,599, down from $47,055 for the three months ended June 30, 2022, reflecting a year-over-year decrease of $5,456 or 12%. The decrease was primarily attributable to Jupiter which decreased revenue by $6,158 or 18%, mainly driven by lower sales volume and a lower average price in certain product lines as market prices have decreased. Partially offsetting Jupiter’s revenue decrease, revenue in cannabis operations for the three months ended June 30, 2023 increased by $702 or 6% year-over-year, primarily in Standard Farms PA and Standard Farms OH driven mainly by increased sales volume in brand partner product lines.

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

Cost of goods sold for the three months ended June 30, 2023 was $37,559, up from $36,110 for the three months ended June 30, 2022 reflecting a year-over-year increase of $1,449 or 4%, driven mainly by a one-time $4,878 adjustment to inventory. In connection with changes in management during the period, the Company shifted sales strategies within cannabis operations to better align resources and product offerings with current trends in customer demand. As a result, an adjustment to inventory was made, writing off the value of certain products the Company now considers obsolete and adjusting the valuation of other products to their net realizable value. Additionally, increased sales volume at Standard Farms PA and Standard Farms OH contributed to the increase in cost of goods sold year-over-year, partially offset by decreased sales volume at Jupiter.

The Company’s gross profit for the three months ended June 30, 2023 was $4,040, down from $10,945 for the three months ended June 30, 2022, which reflects a year-over-year decrease of $6,905 or 63%. Gross margin was 10% and 23% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross profit and gross margin was mainly due to the one-time adjustment to inventory described above.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Wages and benefits	$5,871	$6,335
General and administrative	4,529	5,585
Sales and marketing	290	586
Share-based compensation	(2,358)	786
Depreciation and amortization	4,712	4,560
Impairment loss and loss on disposal of assets	4,947	6,669
Total operating expenses	$17,991	$24,521

Total operating expenses for the three months ended June 30, 2023 was $17,991, a decrease of $6,530 or 27% year-over-year from $24,521. The decrease was primarily driven by the reduction in share-based compensation, mainly related to the forfeiture of equity awards by the Company’s former CEO. Additionally, during the three months ended June 30, 2023, the Company determined that certain performance milestones related to a consulting project were no longer probable and as a result the Company reversed all share-based compensation expense related to the project. See Note 14 — Shareholders' Equity for further details. In addition to the foregoing, impairment loss and loss on disposal of assets decreased, general and administrative expense decreased mainly due to a decline in legal fees associated with litigation activity, and wages and benefits decreased, primarily driven by a reduction in headcount in the corporate office as the Company realigns resources to fit strategic goals.

All dollar amounts expressed in thousands, except per share amounts

Impairment Losses

Impairment losses for the three months ended June 30, 2023, were $4,947, a decrease of $1,722 or 26% year-over-year driven mainly by the absence of goodwill impairment at Jupiter. During the period, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of certain of its dispensaries triggering an impairment analysis which resulted in an impairment of fixed assets, right-of-use (“ROU”) assets and leasehold improvements of $3,994. See Note 5 — Property, Plant and Equipment and Assets Held for Sale and Note 13 — Leases for further details. Additionally, there was a $737 impairment expense related to the write-down of a management contract and a $185 impairment expense driven by the finding that certain assets held for sale had a carrying value in excess of their fair market value.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Interest income	$(64)	$56
Other income	3	4
Change in fair value of warrant liability	-	3,913
Unrealized loss on investment	(6,400)	(49)
Loan receivable losses	(5,200)	(504)
Loss on foreign currency exchange	(1)	-
Interest expense	(5,466)	(3,796)
Total other expense	$(17,128)	$(376)

Other expense for the three months ended June 30, 2023 was $17,128, an increase of $16,752 from other expense of $376 for the three months ended June 30, 2022, primarily driven by the increase in unrealized loss on investment mainly driven by the write-down of the Company’s holdings of HERBL class B common shares to zero following HERBL entering receivership in June 2023. Additionally, there was an increase in loan receivable losses based on the Company’s current expected credit loss analysis of loans receivable, a decrease in non-cash income due to the change in fair value of warrant liabilities as there was no warrant liability for the period, and an increase in interest expense primarily driven by higher interest rates on the Company’s debt and finance expense related to the lease liability at the Company’s Taunton, Massachusetts cannabis facility (the “Taunton Facility”).

Income Tax Benefit

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code (the “IRC”) under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax benefit for the three months ended June 30, 2023 was $2,742, a decrease of $4,156 from income tax benefit of $6,898 for the three months ended June 30, 2022. See Note 16 – Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $26,895 for the three months ended June 30, 2023 compared to net loss of $7,051 for the prior year, for an increase in net loss of $19,844 primarily driven by the $16,752 increase in other expense, the $6,905 decrease in gross profit, and the $4,156 decrease in income tax benefit, partially offset by the $6,530 decrease in operating expense.

All dollar amounts expressed in thousands, except per share amounts

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022
Revenues, net	$83,863	$89,407
Cost of goods sold	(71,027)	(69,109)
Gross profit	12,836	20,298
Operating loss	(21,573)	(21,058)
Total other expense	(13,046)	(5,860)
Loss from operations before income tax and non-controlling interest	(34,619)	(26,918)
Net loss before non-controlling interest	(33,203)	(18,688)
Net income attributable non-controlling interest	1,433	8
Net loss attributable to TILT Holdings Inc.	(31,770)	(18,680)

Revenue

Revenue for the six months ended June 30, 2023 was $83,863, down from $89,407 for the six months ended June 30, 2022, reflecting a year-over-year decrease of $5,544 or 6%. The decrease was primarily attributable to Jupiter which decreased revenue by $7,948 or 12%, mainly driven by lower sales volume and a lower average price in certain product lines as market prices have decreased. Partially offsetting Jupiter’s revenue decrease, revenue in cannabis operations for the six months ended June 30, 2023 increased by $2,404 or 10% year-over-year, primarily in Standard Farms PA and Standard Farms OH driven mainly by increased sales volume in brand partner product lines.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the six months ended June 30, 2023 was $71,027, up from $69,109 for the six months ended June 30, 2022 reflecting a year-over-year increase of $1,918 or 3%, driven mainly by a one-time $4,878 adjustment to inventory during the three months ended June 30, 2023. In connection with changes in management during the period, the Company shifted sales strategies within cannabis operations to better align resources and product offerings with current trends in customer demand. As a result, an adjustment to inventory was made, writing off the value of certain products the Company now considers obsolete and adjusting the valuation of other products to their net realizable value. Additionally, increased sales volume at Standard Farms PA and Standard Farms OH contributed to the increase in cost of goods sold year-over-year, partially offset by decreased sales volume at Jupiter.

The Company’s gross profit for the six months ended June 30, 2023 was $12,836, down from $20,298 for the six months ended June 30, 2022, which reflects a year-over-year decrease of $7,462 or 37%. Gross margin was 15% and 23% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross profit and gross margin was mainly due to the one-time inventory adjustment described above, partially offset by an increase in gross profit and gross margin at Jupiter, driven primarily by lower average costs per unit in certain product lines relative to the prior year period.

All dollar amounts expressed in thousands, except per share amounts

Total Operating Expenses

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Wages and benefits	$11,655	$11,503
General and administrative	10,149	10,364
Sales and marketing	694	993
Share-based compensation	(2,065)	2,012
Depreciation and amortization	8,841	9,118
Impairment loss and loss on disposal of assets	5,135	7,366
Total operating expenses	$34,409	$41,356

Total operating expenses for the six months ended June 30, 2023 was $34,409, a decrease of $6,947 or 17% year-over-year from $41,356. The decrease was primarily driven by the reduction in share-based compensation, mainly related to the forfeiture of equity awards by the Company’s former CEO. Additionally, during the three months ended June 30, 2023 the Company determined that certain performance milestones related to a consulting project were no longer probable and as a result the Company reversed all share-based compensation expense related to the project. In addition to the foregoing, there was a decrease in impairment loss and loss on disposal of assets.

Impairment Losses

Impairment losses for the six months ended June 30, 2023, were $5,135, a decrease of $2,231 or 30% year-over-year driven mainly by the absence of goodwill impairment at Jupiter. During the period, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of certain of its dispensaries triggering an impairment analysis which resulted in an impairment of fixed assets, ROU assets and leasehold improvements of $3,994. See Note 5 — Property, Plant and Equipment and Assets Held for Sale and Note 13 — Leases for further details. Additionally, there was a $737 impairment expense related to the write-down of a management contract and a $325 impairment loss, driven by the finding that certain assets held for sale had a carrying value in excess of their fair market value.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Interest income	$-	$74
Other income	100	7
Change in fair value of warrant liability	-	1,750
Gain on sale of assets	8,401	1
Unrealized loss on investment	(6,400)	(94)
Loan receivable losses	(5,588)	(1,021)
Loss on foreign currency exchange	(1)	-
Interest expense	(9,558)	(6,577)
Total other expense	$(13,046)	$(5,860)

All dollar amounts expressed in thousands, except per share amounts

Other expense for the six months ended June 30, 2023 was $13,046, an increase of $7,186 from other expense of $5,860 for the six months ended June 30, 2022 primarily driven by the increase in unrealized loss on investment mainly driven by the write-down of the Company’s holdings of HERBL class B common shares to zero following HERBL entering receivership in June 2023. Additionally, there was an increase in loan receivable losses based on the Company’s current expected credit loss analysis of loans receivable, an increase in interest expense mainly driven by finance expense related to the lease liability at the Company’s Taunton Facility, and a decrease in non-cash income due to the change in fair value of warrant liabilities as there was no warrant liability for the period. Partially offsetting the foregoing, there was an increase in gain on sale of assets mainly related to the sale-leaseback transaction with Innovative Industrial Properties, Inc. pertaining to its White Haven, Pennsylvania facility (the “Pennsylvania Transaction”) described in Note 5 – Property, Plant and Equipment.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2023 was $1,416, a decrease of $6,814 from income tax benefit of $8,230 for the six months ended June 30, 2022. See Note 16 – Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $31,770 for the six months ended June 30, 2023 compared to net loss of $18,680 for the prior year, for an increase in net loss of $13,090 primarily driven by the $7,462 decrease in gross profit, the $6,814 decrease in income tax benefit and $7,186 increase in other expense, partially offset by the $6,947 decrease in operating expenses.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $2,815 as of June 30, 2023 compared to $2,202 as of December 31, 2022. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, third-party debt, and proceeds from the sale and leaseback of certain of the Company’s properties.

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $31,775 during the six months ended June 30, 2023 and has an accumulated deficit of $995,473 as of June 30, 2023. Additionally, as of June 30, 2023, the Company had positive working capital of $5,597 compared to working capital of ($39,570) as of December 31, 2022.

During the six months ended June 30, 2023, the Company (i) completed the Pennsylvania Transaction, (ii) refinanced the 2019 Junior Notes, (iii) extended the maturity date of and increased the amount available under the Company’s existing $10,000 asset-based revolving credit facility, and (iv) obtained additional funds through the 2023 Bridge Notes. For further details regarding these transactions, see Note 5 — Property, Plant and Equipment and Assets Held for Sale and Note 11 — Notes Payable, to the condensed consolidated financial statements.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; and (v) obtaining other financings as necessary.

All dollar amounts expressed in thousands, except per share amounts

The Company believes that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the refinanced secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and the Company’s private placement secured promissory notes in the aggregate principal amount of $8,260, with a maturity date of February 15, 2027 (the “2023 New Notes”), which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. See Note 11 — Notes Payable for additional information.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$440	$3,763
Net cash provided by (used in) investing activities	11,882	(14,802)
Net cash (used in) provided by financing activities	(11,704)	38,770
Effect of foreign exchange on cash and cash equivalents	(5)	(2)
Net changes in cash and cash equivalents	$613	$27,729

For the six months ended June 30, 2023, cash was provided by (used in):

●	Operating activities: $440. The cash provided by operating activities for the six months ended June 30, 2023 decreased $3,323 as compared to the six months ended June 30, 2022, mainly driven by the decrease in revenue.
●	Investing activities: $11,882. The cash provided by investing activities for the six months ended June 30, 2023 increased $26,684 from cash used in investing activities of ($14,802) for the six months ended June 30, 2022. The increase was mainly related to the 2022 Taunton Facility transactions described in Note 12 – Massachusetts Lease Liability and the proceeds from the Pennsylvania Transaction described in Note 13 — Leases.
●	Financing activities: ($11,704). The cash used in financing activities for the six months ended June 30, 2023 increased $50,474 as compared to cash provided by financing activities of $38,770 for the six months ended June 30, 2022. The increase was mainly driven by an increase in repayments on notes payable primarily related to the retired senior secured promissory notes issued on November 1, 2019 and the 2023 Refinanced Notes which are described in Note 11 — Notes Payable and a decrease in proceeds from borrowing, mainly due to the timing of the 2022 Taunton Facility transactions described in Note 12 – Massachusetts Lease Liability.

All dollar amounts expressed in thousands, except per share amounts

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the six months ended June 30, 2023 from those previously disclosed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to those previously disclosed in Item 3. “Legal Proceedings” of the Form 10-K. Refer to Note 18 — Commitments and Contingencies for additional information on the Company’s legal proceedings.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By minute order dated July 21, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction.

On November 13, 2020, VPR Brands, LP (“VPR”) filed a lawsuit against Jupiter in the United States District Court in the District of Arizona. VPR claims infringement of several claims in United States Patent Number 8,205,622. Jupiter filed an Inter Partes Review (“IPR”) as AIA Review No.: IPR2022‑00299 on December 20, 2021 alleging that the patent claims involved in the suit are invalid. The request for IPR was denied on July 12, 2022 and a request on rehearing was denied October 11, 2022. The parties filed a Joint Notice of Settlement dated April 7, 2023 and executed a settlement agreement on May 15, 2023.

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

All dollar amounts expressed in thousands, except per share amounts

There is substantial doubt about our ability to continue as a going concern, and holders of our common shares could suffer a total loss of their investment. If we are unable to achieve our financial projections, we may need to raise additional capital to continue our operations. Such capital may not be available to us or may not be available at terms we deem acceptable, either of which could reduce our ability to compete and could negatively affect our business.

Our history of losses and negative working capital raise substantial doubt regarding our ability to continue as a going concern, which may negatively impact the price of our common shares. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

During the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to have to obtain a waiver of financial covenant defaults expected to occur for the 2023 Refinanced Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. See Note 11 — Notes Payable for additional information. In addition, if we are unable to achieve our projections and/or unable to obtain additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this Quarterly Report on Form 10-Q. We will likely need to engage in equity or debt financing to secure additional funds. If we raise additional equity financing, shareholders will experience significant dilution of their ownership interests to the extent we issue a significant number of common shares, and we may experience a decline in the market price of the common shares. Our current debt requires us to pay the proceeds of any equity financing to our debtholders. Our current debt also contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common shares, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital and our ability to meet and exceed forecast. Any of the above could harm our business, results of operations and financial condition.

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

All dollar amounts expressed in thousands, except per share amounts

We may not successfully manage the transition of leadership associated with the resignation of our CEO and CFO, which could have an adverse impact on us.

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

On May 22, 2023, Dana R. Arvidson resigned as CFO of the Company and Brad Hoch, the Chief Accounting Officer, was appointed Interim CFO. Mr. Hoch has served as the Chief Accounting Officer of the Company since December 2022. Prior to serving as the Chief Accounting Officer, Mr. Hoch served as CFO of the Company from October 2020 to December 2022 and served as the Interim CFO from June 2020 to October 2020.

Our success will depend, in part, on our management of the transition to, and integration of, the Interim CEO and CFO or permanent successors, if appointed, and the effectiveness of the Interim CEO and CFO and the permanent successors, if appointed. There can be no assurance that we will be successful in finding suitable permanent successors or in a timely manner. The CEO and CFO positions of the Company are critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively or execute our strategies and result in an adverse impact on our business.

We may not be able to maintain the trading of our common shares on the OTCQX, which could adversely affect the liquidity of our common shares and the trading volume and market price of our common shares and decrease your investment.

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

The 180-calendar day cure period to regain compliance expired on June 14, 2023. The Company has obtained an extension of the cure period to regain compliance until August 31, 2023. If at that time the Company’s bid price has not stayed at or above the $0.10 minimum bid price for ten consecutive trading days, then our common shares will be removed from OTCQX and will be eligible to trade on the OTCQB.

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

We have significant existing indebtedness. As of June 30, 2023, we had total indebtedness of $57,036. Our indebtedness could have important consequences and significant effects on our business. For example, it could:

●increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

●

require us to dedicate a substantial portion of cash flow from operations to making payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

●limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

●restrict us from exploiting business opportunities;

●place us at a disadvantage compared to our competitors that have less debt; and

●limit our ability to borrow additional funds or obtain additional financing in the future.

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

On February 15, 2023, we issued the 2023 Refinanced Notes, which mature on February 15, 2026, and the 2023 New Notes (together with the 2023 Refinanced Notes, the “2023 Notes”), which mature on February 15, 2027. On May 15, 2023, we issued the 2023 Bridge Notes.

The 2023 Notes and 2023 Bridge Notes contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

●incur additional debt;

●pay dividends and make other distributions;

●make investments and other restricted payments;

●make acquisitions;

●merge, consolidate or transfer all or substantially all of our assets;

●enter into sale and leaseback transactions;

●create liens; and

●enter into transactions with affiliates.

The issuance of the 2023 Bridge Notes caused us to have to obtain a waiver of the financial covenant defaults expected to occur on the 2023 Notes. As a result of the waiver, we had to pay default interest rates on the 2023 Notes, which resulted in an increase from 16.5% to 24.75%. If we have to obtain a waiver of the restrictions or financial covenants in present or future financing agreements, we may be subject to increased default interest rates which could have a material adverse impact on our business.

All dollar amounts expressed in thousands, except per share amounts

If we fail to comply with the restrictions or financial covenants in present or future financing agreements or fail to obtain a waiver of such restrictions or covenants, a default may occur. The 2023 Notes and 2023 Bridge Notes may be accelerated and all remedies may be exercised by the holder in case of an event of default under these notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

We may not be able to generate sufficient cash flow to meet our debt service requirements.

The 2023 Notes and 2023 Bridge Notes are subject to prepayment obligations and our ability to service our debt depends on our ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate cash flow from operations to repay these obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations, that any obligations that are convertible will be converted into equity or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on our assets. Accordingly, a default by us would have a material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of equity securities during the quarter covered by this report.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†

Separation Agreement dated April 21, 2023 by and between TILT Holdings Inc. and Gary F. Santo, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 25, 2023).

10.2+

TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on May 15, 2023).

10.3+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Stock Option Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the SEC on May 15, 2023).

10.4+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Restricted Stock Unit Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the SEC on May 15, 2023).

10.5†#

Secured Note Purchase Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.6†

Pledge Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC, and the other subsidiaries a party thereto, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.7†

Security Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.8†

Guaranty dated May 15, 2023, by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.9†

Canadian Security Agreement dated May 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.10#

Trademark Security Agreement dated May 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.11#

Canadian Trademark Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.12#

Patent Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

All dollar amounts expressed in thousands, except per share amounts

Exhibit No.	Description of Exhibit

10.13#

Canadian Patent Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.14

Consent, Confirmation, Limited Waiver and Forbearance Agreement dated May 15, 2023, by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.15

Subordination and Intercreditor Agreement dated May 15, 2023, by and among Entrepreneur Growth Capital LLC, TILT Holdings Inc., and Jupiter Research, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on May 19, 2023).

10.16†	Form of 2023 Bridge Notes (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed with the SEC on May 19, 2023).
10.17†	Separation Agreement dated June 28, 2023 by and between TILT Holdings Inc. and Dana Arvidson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 5, 2023).
18.1	Preferability Letter of Macias Gini & O’Connell LLP (filed herewith).
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

Date: August 14, 2023	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Interim Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)