Form 10-Q
period 2023-09-30
TILT Holdings Inc.
filed 2023-11-13
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of October 31, 2023, there were 337,724,959 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

TILT HOLDINGS INC.

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “TILT” refer to TILT Holdings Inc. together with its wholly owned subsidiaries.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act; risks related to the enforcement activities by the U.S. Department of Justice; risks related to the Company’s ability to continue as a going concern; reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened scrutiny by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the transition of the Company’s leadership; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; the uncertainty of the impact of the coronavirus (“COVID-19”) pandemic on the Company and on the operations of the Company; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration; risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to data privacy laws, rules and regulations; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to consumer perception; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQB; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the Form 10-K for the fiscal year ended December 31, 2022 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Form 10-K”) and on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”) at www.sedarplus.ca.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,486	$2,202
Restricted cash	1,297	1,298
Trade receivables, net	20,976	26,698
Inventories	38,435	52,909
Loans receivable, current portion	—	516
Prepaid expenses and other current assets	2,663	1,979
Assets held for sale	—	325
Total current assets	64,857	85,927

Non-current assets
Property, plant and equipment, net	52,675	67,937
Right-of-use assets – finance, net	2,437	4,351
Right-of-use assets – operating, net	12,406	740
Investments	1	6,402
Intangible assets, net	92,219	102,714
Loans receivable, net of current portion	1,355	3,703
Deferred tax asset	2,574	—
Goodwill	20,751	20,751
Other assets	1,954	1,453
TOTAL ASSETS	$251,229	$293,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$48,984	$58,170
Income taxes payable	1,414	979
Deferred revenue	4,040	5,760
Finance lease liability, current portion	1,169	1,075
Operating lease liability, current portion	79	135
Notes payable, current portion	19,197	59,378
Total current liabilities	74,883	125,497

Non-current liabilities
Finance lease liability, net of current portion	3,355	4,245
Operating lease liability, net of current portion	12,757	701
Notes payable, net of discount, net of current portion	34,287	350
Massachusetts lease liability	40,577	40,022
Deferred tax liability	—	1,373
Other liabilities	1,233	273
TOTAL LIABILITIES	167,092	172,461

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 381,463,838 and 377,515,391 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	856,208	858,143
Additional paid-in capital	225,254	225,127
Warrants	5,835	796
Accumulated other comprehensive income	976	988
Accumulated deficit	(1,004,136)	(963,703)
TOTAL SHAREHOLDERS’ EQUITY	84,137	121,351

Non-controlling interest	—	166
TOTAL EQUITY	84,137	121,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,229	$293,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$44,555	$40,487	$128,418	$129,894
Cost of goods sold	(36,595)	(30,950)	(107,622)	(100,059)
Gross profit	7,960	9,537	20,796	29,835

Operating expenses:
Wages and benefits	4,707	4,881	16,362	16,384
General and administrative	3,721	4,643	13,870	15,007
Sales and marketing	175	808	869	1,801
Share-based compensation expense (benefit)	190	533	(1,875)	2,545
Depreciation and amortization	3,891	4,594	12,732	13,712
Impairment loss and loss on disposal of assets	—	175	5,135	7,541
Total operating expenses	12,684	15,634	47,093	56,990
Operating loss	(4,724)	(6,097)	(26,297)	(27,155)

Other income (expense):
Interest income	—	94	—	168
Other income	2	2	102	9
Change in fair value of warrant liability	—	610	—	2,360
Gain (loss) on sale of assets and membership interests	483	(1)	8,884	—
Unrealized loss on investment	(1)	(198)	(6,401)	(292)
Loan receivable losses	(14)	(133)	(5,602)	(1,154)
Loss on foreign currency exchange	(17)	—	(18)	—
Interest expense	(6,369)	(4,150)	(15,927)	(10,727)
Total other expense	(5,916)	(3,776)	(18,962)	(9,636)
Loss from operations before income tax and non-controlling interest	(10,640)	(9,873)	(45,259)	(36,791)

Income taxes
Income tax benefit (expense)	1,977	(5,818)	3,393	2,412
Net loss before non-controlling interest	(8,663)	(15,691)	(41,866)	(34,379)
Less: Net income attributable to non-controlling interest	—	—	1,433	8
Net loss attributable to TILT Holdings Inc.	$(8,663)	$(15,691)	$(40,433)	$(34,371)

Other comprehensive loss
Net loss before non-controlling interest	$(8,663)	$(15,691)	$(41,866)	$(34,379)
Foreign currency translation differences	(7)	(8)	(12)	(10)
Comprehensive loss before non-controlling interest	(8,670)	(15,699)	(41,878)	(34,389)
Less: Net income attributable to non-controlling interest	—	—	1,433	8
Comprehensive loss attributable to TILT Holdings Inc.	$(8,670)	$(15,699)	$(40,445)	$(34,381)

Weighted average number of shares outstanding:
Basic and diluted	379,610,460	375,776,275	378,541,584	375,311,644
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.02)	$(0.04)	$(0.11)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	642,726	(1,074)	—	—	—	—	—	(1,074)
Shares reserved for contingent consideration	—	(1,287)	—	—	—	—	—	(1,287)
Comprehensive loss for the period	—	—	—	—	(3)	(26,895)	(1,442)	(28,340)
Balance - June 30, 2023	378,528,861	$856,044	$225,228	$5,835	$983	$(995,473)	$(1,267)	$91,350
Share-based compensation	—	—	26	—	—	—	—	26
Issuance and vesting of restricted share units	2,934,977	164	—	—	—	—	—	164
CGSF/SFNY Divestiture	—	—	—	—	—	—	1,267	1,267
Comprehensive loss for the period	—	—	—	—	(7)	(8,663)	—	(8,670)
Balance - September 30, 2023	381,463,838	$856,208	$225,254	$5,835	$976	$(1,004,136)	$—	$84,137

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2021	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	81	—	—	—	—	81
Issuance and vesting of restricted share units	1,220,468	888	—	—	—	—	—	888
Shares reserved for contingent consideration	—	257	—	—	—	—	—	257
Comprehensive income (loss) for the period	—	—	—	—	1	(11,629)	(5)	(11,633)
Balance - March 31, 2022	375,303,227	$856,097	$224,916	$952	$1,000	$(867,877)	$170	$215,258
Share-based compensation	—	—	18	—	—	—	—	18
Issuance and vesting of restricted share units	473,048	508	—	—	—	—	—	508
Shares reserved for contingent consideration	—	261	—	—	—	—	—	261
Comprehensive loss for the period	—	—	—	—	(3)	(7,051)	(3)	(7,057)
Balance - June 30, 2022	375,776,275	$856,866	$224,934	$952	$997	$(874,928)	$167	$208,988
Share-based compensation	—	—	(13)	—	—	—	—	(13)
Issuance and vesting of restricted share units	—	430	—	—	—	—	—	430
Shares reserved for contingent consideration	—	117	—	—	—	—	—	117
Comprehensive loss for the period	—	—	—	—	(8)	(15,691)	—	(15,699)
Balance - September 30, 2022	375,776,275	$857,413	$224,921	$952	$989	$(890,619)	$167	$193,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,866)	$(34,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	6,401	292
(Gain) loss on sale of assets and other	(8,133)	10
Depreciation and amortization	16,527	17,826
Amortization of operating lease right of use assets	1,887	531
Change in allowance for doubtful accounts	328	(213)
Non-cash interest income	-	(45)
Deferred tax	(3,947)	(3,450)
Share-based compensation expense (benefit)	(1,875)	2,545
Accretion of debt discount	1,466	2,210
Change in fair value of warrant liability	-	(2,360)
Loan receivable losses	5,602	1,154
Impairment loss and loss on disposal of assets	5,135	7,541
Inventory adjustments	5,831	546
Non-cash interest expense	4,255	3,430
Net change in working capital items:
Trade receivables, net	5,394	8,666
Inventories	8,644	5,804
Prepaid expenses and other current assets	(1,185)	(452)
Accounts payable and accrued liabilities	(1,788)	(1,036)
Income tax payable	435	621
Deferred revenue	(1,720)	(949)
Net cash provided by operating activities	1,391	8,292

Cash flows from investing activities:
Purchases of property, plant, and equipment	(351)	(14,856)
Proceeds from sale of property, plant and equipment	15,000	9
Repayment of loan receivable, net of advances	(2,806)	(1,115)
Proceeds from CGSF/SFNY Divestiture	1,400	—
Net cash provided by (used in) investing activities	13,243	(15,962)

Cash flows from financing activities:
Payments on lease liability	(2,348)	(1,595)
Repayments on notes payable and Massachusetts Lease Liability	(14,825)	(319)
Repayments on Revolving Facility	(94,870)	(120,256)
Debt issuance costs	(1,507)	—
Proceeds from Revolving Facility	91,283	99,467
Proceeds from notes payable and Massachusetts Lease Liability	4,000	40,000
Proceeds from Employee Retention Credit	2,930	—
Net cash (used in) provided by financing activities	(15,337)	17,297

Effect of foreign exchange on cash and cash equivalents	(14)	(6)

Net change in cash and cash equivalents and restricted cash	(717)	9,621

Cash and cash equivalents and restricted cash, beginning of year	3,500	6,952

Cash and cash equivalents and restricted cash, end of year	$2,783	$16,573

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Pennsylvania Transaction	$11,974	$—
Increase to operating lease liability related to Pennsylvania Transaction	$11,880	$—
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 11)	$8,260	$—
Warrants issued related to 2023 Notes (equity classified)	$5,106	$—
Noteholder representative fee related to 2023 Refinanced Notes	$1,620	$—
Non-cash debt issuance cost	$500	$—
Decreases to right of use assets related to Taunton Facility transactions	$—	$3,940
Decreases to operating lease liability related to Taunton Facility transactions	$—	$4,454
Decreases to property, plant, and equipment related to Taunton Facility transactions	$—	$514

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,349	$4,517
Cash paid for income taxes	$—	$222

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

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT.” In addition, the common shares are quoted on the OTCQB in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at 745 Thurlow Street, #2400 Vancouver, BC V6C 0C5 Canada.

Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $40,445 during the nine months ended September 30, 2023 and has an accumulated deficit of $1,004,136 as of September 30, 2023. Additionally, as of September 30, 2023, the Company had negative working capital of $10,026 compared to negative working capital of $39,570 as of December 31, 2022. The negative working capital is related to the Company’s Revolving Facility (as defined below) becoming due within the next 12 months.

During the nine months ended September 30, 2023, the Company (i) completed the Pennsylvania Transaction (as defined below), (ii) refinanced the 2019 Junior Notes (as defined below), (iii) extended the maturity date of and increased the amount available under the Revolving Facility (as defined below); (iv) obtained additional funds through the 2023 Bridge Notes and paid off such 2023 Bridge Notes before the maturity date (as defined below); and (v) divested its interests in Standard Farms New York LLC (“SFNY”).

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

On May 15, 2023, the Company and its subsidiaries issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”). The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 which started July 1, 2023. The 2023 Bridge Notes bear interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023.

All dollar amounts expressed in thousands, except per share amounts

On September 1, 2023, due to a strategic shift to focus on the Company’s core business, the Company divested its interests in its joint venture in SFNY pursuant to a membership interest purchase agreement (“MIPA”) by and among SFNY Holdings Inc. (“SFNY Holdings”), SFNY, each wholly owned subsidiaries of the Company, and CGSF Investments, LLC (“CGSF Investments”), a wholly owned subsidiary of PowerFund Holdings II LLC. Pursuant to the MIPA, CGSF Investments acquired 100% of the membership interests in SFNY from SFNY Holdings for $1,400 cash consideration (the “CGSF/SFNY Divestiture”). SFNY held a 75% interest in CGSF Group LLC (“CGSF Group”), which was formed to establish vertical cannabis operations on the Shinnecock Nation’s aboriginal tribal territory in the Hamptons on Long Island, New York. As part of the CGSF/SFNY Divestiture, the Company derecognized its noncontrolling interest in CGSF of $1,267 and a related party note payable of $350, which resulted in a gain of $483. This gain is included in gain (loss) on sale of assets and membership interests on the condensed consolidated statements of operations and comprehensive loss.

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

The Company believes that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes required the Company to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes (defined below) and 2023 New Notes (defined below). As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. On October 2, 2023, the Company and its subsidiaries Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”). The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023 (see Note 11 — Notes Payable for additional information). Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. These financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine and the Israel-Hamas conflict, created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact on all aspects of its business, including how it will impact its

All dollar amounts expressed in thousands, except per share amounts services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the nine months ended September 30, 2023, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2023. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the nine months ended September 30, 2023 and 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023.

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

During the nine months ended September 30, 2023, the Company reclassified $4,741 of the Massachusetts Lease Liability (as defined in Note 11 — Massachusetts Lease Liability) previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. See Note 11 — Massachusetts Lease Liability for additional information.

During the nine months ended September 30, 2023, the Company reclassified $546 of inventory valuation adjustments previously included in inventories under net change in working capital adjustments on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 into inventory adjustments. See Note 4 — Inventories for additional information.

All dollar amounts expressed in thousands, except per share amounts

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $1,297 and $1,298 in restricted cash as of September 30, 2023 and December 31, 2022, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,252 as of both September 30, 2023 and December 31, 2022.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued accounting standards update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the cessation date of certain LIBOR from December 31, 2022 to June 30, 2023. The adoption of this standard did not have an impact on the Company’s Financial Statements, as none of the Company's notes utilized LIBOR rates.

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

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy were as follows:

	As of September 30, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,486	$—	$—
Restricted cash	1,297	—	—
Investments	1	—	—
Total	$2,784	$—	$—

	As of December 31, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,202	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$3,502	$—	$—

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the three months ended September 30, 2023, the Company recorded a loss of $1 related to its investment in Akerna. During the three and nine months ended September 30, 2022, the Company recorded losses of $2 and $96, respectively, related to its investment in Akerna. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. The balance was $0 and $6,400 as of September 30, 2023 and December 31, 2022, respectively.

See Note 6 — Investments for additional information about the Akerna and HERBL investments.

The Big Toe Ventures LLC balance included in investments was initially recorded at cost, but impairment was subsequently identified and the balance was adjusted to zero as an approximation of fair value using Level 3 inputs during the year ended December 31, 2022. The balance was zero as of both September 30, 2023 and December 31, 2022.

Warrants

There was no warrant liability as of both September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2022, the Company recorded losses of $610 and $2,360, respectively, on the change in fair value of its warrant liability. These losses are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of related current expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. The carrying amounts of all other financial assets and liabilities approximate their fair values. There were no transfers between the levels of fair value hierarchy during each of the nine months ended September 30, 2023 and 2022.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

No impairment triggers to goodwill were identified during the nine months ended September 30, 2023. In 2022, as a result of missed forecasts for Jupiter, the Company conducted additional testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its estimated recoverable amount and recorded a $6,668 goodwill impairment charge for the nine months ended September 30, 2022. The following table summarizes the goodwill activity for the nine months ended September 30, 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(6,668)
Balance, September 30, 2022	$63,877

See Note 8 — Goodwill for additional information.

All dollar amounts expressed in thousands, except per share amounts

4. Inventories

The Company’s inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw Material - cannabis plants	$2,910	$3,383
Raw Material - other materials	534	763
Work in progress	13,880	11,268
Finished goods	18,851	34,779
Supplies and accessories	2,260	2,716
Total Inventories	$38,435	$52,909

During the three months ended June 30, 2023, the Company shifted its sales and operation strategies. As a result, during the three and nine months ended September 30, 2023, the Company recorded total inventory adjustments of $734 and $5,831, respectively. During the three and nine months ended September 30, 2022, the Company recorded inventory adjustments of $30 and $546, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

5. Property, Plant and Equipment and Assets Held for Sale

The property, plant and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Land	$6,266	$6,434
Land improvements	—	461
Machinery & equipment	13,477	13,692
Furniture & fixtures	785	790
Buildings	45,107	51,987
Greenhouse - agricultural structure	6,769	8,196
Leasehold improvements	10,374	9,955
Construction in progress	120	610
Autos & trucks	257	256
Total cost	83,155	92,381
Less: accumulated depreciation	(30,480)	(24,444)
Total property, plant and equipment	$52,675	$67,937

During the three months ended September 30, 2023 and 2022, the Company recognized depreciation expense of $1,604 and $2,079, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized depreciation expense of $6,061 and $6,025, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

On February 15, 2023, the Company completed the Pennsylvania Transaction that included the sale of the White Haven Facility to the buyer. The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a net carrying value of $6,599, resulting in a gain on sale of assets of $8,401. See Note 13 — Leases for additional information.

During the three months ended June 30, 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its CAC Cambridge facility, which triggered an impairment analysis for the Cambridge assets. As a result, the Company recorded an impairment loss of $2,788 to bring the assets to a fair market value of zero as of June 30, 2023. These losses are included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

During the three months ended September 30, 2022, the Company recorded a loss on disposal of assets of $1. This loss is included in gain (loss) on sale of assets and membership interests in the condensed consolidated statements of operations and comprehensive loss.

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

Assets Held for Sale

During the six months ended June 30, 2023, it was determined that the assets held for sale had a fair market value less costs to sell of zero. As a result, the Company recorded an impairment loss of $325 to bring these assets held for sale to fair market value less costs to sell. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss, and the assets are still held for sale as of September 30, 2023.

6. Investments

The Company’s investments included the following:

Investment	September 30, 2023	December 31, 2022
HERBL, Inc.	$—	$6,400
Akerna	1	2
Total Investments	$1	$6,402

The Company recorded the investment in HERBL in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $1 from its investment in Akerna. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $2 and $96, respectively. These losses are included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

The Company intended to hold its investment in HERBL until HERBL executed its next equity financing. The Company had an arrangement with HERBL that, upon such equity financing, if the fair value of HERBL’s class B common shares was less than the initial cost, HERBL would issue additional shares to make up the difference. However, during June 2023, the Company determined that it was not probable that HERBL would issue additional shares to bring the Company’s investment up to its initial cost as HERBL entered into receivership in June 2023. Therefore, the Company recorded a loss of $6,400 on its investment in HERBL to adjust the balance to zero. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	September 30, 2023	December 31, 2022
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	6,540	6,540
Management agreements	—	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	164,146	165,072
Less: Accumulated amortization	(71,927)	(62,358)
Total intangible assets, net	$92,219	$102,714

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

Amortization expense for the three months ended September 30, 2023 and 2022 was $3,239 and $3,677, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $9,758 and $11,030, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During June 2023, the Company determined that its management agreement with CGSF was impaired. As a result, the Company recognized an impairment loss of $737 to bring the carrying value of the management agreement intangible asset to zero. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss. During September 2023, the Company completed the CGSF/SFNY Divestiture. As part of this transaction, the Company derecognized the management agreement of $926 and all related amortization totaling $926, and the balance no longer exists.

The following table outlines the estimated future annual amortization expense for intangible assets as of September 30, 2023:

Estimated
Years ended December 31,	amortization
Remainder of 2023	$3,239
2024	12,953
2025	12,953
2026	12,796
2027	12,796
Thereafter	31,103
$85,840

All dollar amounts expressed in thousands, except per share amounts

8. Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms PA	Farms OH	Total
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(6,668)	—	—	(6,668)
Balance, September 30, 2022	$56,678	$5,819	$1,380	$63,877

Balance, December 31, 2022	$17,721	$3,030	$—	$20,751
Impairment	—	—	—	—
Balance, September 30, 2023	$17,721	$3,030	$—	$20,751

There were no goodwill impairment losses recorded during the nine months ended September 30, 2023.

In June 2022, the Company conducted additional impairment testing of its goodwill related to Jupiter to determine if the carrying value of the Jupiter reporting unit exceeded its fair value.

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

All dollar amounts expressed in thousands, except per share amounts

9. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	September 30, 2023	December 31, 2022
Teneo Fund SPVi LLC Note	$5,911	$5,911
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	—	2,199
Total loans receivable	$9,257	$11,456
Less allowance for expected credit losses	(7,902)	(7,237)
Loans receivable, net of expected credit losses	1,355	4,219
Less current portion of loan receivable	—	(516)
Loans receivable, long-term	$1,355	$3,703

Little Beach Harvest Note

In June 2023, the Company determined that it may not be able to collect the full amount of its loan receivable from the Little Beach Harvest Note (as defined below). As a result, the Company did not record any interest income for the three and nine months ended September 30, 2023.

In September 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company wrote off the principal of the Little Beach Harvest Note as well as related accrued interest totaling $5,135 and the balance no longer exists. See Note 11 — Notes Payable for defined terms and more information.

The Little Beach Harvest Note loan receivable balance was subject to an interest rate of 9.0%. Interest income was $19 and $45 for the three and nine months ended September 30, 2022, respectively, and is included in interest income on the condensed consolidated statements of income and comprehensive loss.

Impairment

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. In September 2023, the Company wrote off the Little Beach Harvest Note in connection with the CGSF/SFNY Divestiture. The Company had previously recorded an allowance related to this note of $5,121, which was reversed when the CGSF/SFNY Divestiture was completed. During the nine months ended September 30, 2023, the Company recorded an additional $5,786 of allowance for expected credit losses due to revised collectability estimates on its remaining loans receivable.

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

All dollar amounts expressed in thousands, except per share amounts

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of September 30, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,623	(6,268)	$1,355
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$9,257	$(7,902)	$1,355

	As of December 31, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,822	$(5,915)	$3,907
Third party guarantee	1,410	(1,098)	312
No collateral	224	(224)	—
Net loans receivable	$11,456	$(7,237)	$4,219

10.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	September 30, 2023	December 31, 2022
Accounts payable	$45,587	$49,261
Accrued interest expense	—	2,983
Accrued payroll	2,183	1,626
Due to Jupiter Sellers	—	2,800
Other current payables/liabilities(1)	1,214	1,500
Total accounts payable and accrued liabilities	$48,984	$58,170

(1)Includes amounts such as accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of September 30, 2023 and December 31, 2022, the loyalty liability totaled $137 and $159, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

11. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	September 30, 2023		December 31, 2022
Revolving Facility – Interest rate of 11.5% as of September 30, 2023, due on July 21, 2024 (1)	$7,586		$10,722
2019 Senior Notes – Interest rate of 16.0% per annum, due on February 28, 2023	—		2,159
2019 Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	—		46,497
2023 Refinanced Notes – Interest rate of 17.0% per annum as of September 30, 2023, due on February 15, 2026	39,944		—
2023 New Notes – Interest rate of 25.0% per annum as of September 30, 2023, due on February 15, 2027 (3)	9,546		—
2023 Bridge Notes – Paid in August 2023	—		—
Employee Retention Credit note and other loans and borrowings	3,594		350
Total debt	60,670		59,728
Less: Debt discount and debt issuance costs	(7,186)	(2)	—
Less: Current portion of notes payable	(19,197)		(59,378)
Total debt, net of discount, net of current portion	$34,287		$350

(1)The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)Includes $6,973 of debt discount and debt issuance costs related to the 2023 Refinanced Notes and $213 of debt issuance costs related to the Revolving Facility. See below for additional detail.
(3)The interest rate of 25.0% is the default interest rate in effect due to the May Forbearance Agreement (as defined below).

2023 Refinanced Notes

On February 15, 2023, the Company repaid the remaining balance of its 2019 Senior Notes, retiring the remainder of its 2019 senior debt facility previously extended to February 28, 2023, with no further obligations.

On November 1, 2019, the Company and the Subsidiary Borrowers entered into the Junior Secured Note Purchase Agreement (the “2019 Junior Notes NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”). On February 15, 2023 (the “Effective Date”), the Company and the Subsidiary Borrowers entered into a first amendment (the “NPA Amendment”) to the 2019 Junior Notes NPA (as amended by the NPA Amendment, the “2019 NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). As part of this refinancing, the Company repaid $9,088 in interest on the 2019 Junior Notes. This refinancing was accounted for as a debt modification, and neither the Company nor the Subsidiary Borrowers received any new proceeds from the Holders as a result of the NPA Amendment.

The 2023 Refinanced Notes mature on February 15, 2026, 36 months from the Effective Date, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly, subject to the May Forbearance Agreement described below. The interest rate is subject to increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary of the Effective Date or greater than $22,000 on the second anniversary of the Effective Date. The Subsidiary Borrowers are obligated to pay an aggregate of $5,000 of principal on the 2023 Refinanced Notes on each anniversary of the Effective Date of the 2023 Refinanced Notes, as well as an annual payment at the beginning of each calendar year the 2023 Refinanced Notes are outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar year. The Subsidiary Borrowers are also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

All dollar amounts expressed in thousands, except per share amounts

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,755. Included in this amount was $5,106 related to the fair value of the Debt Modification Warrants (as defined below), a $2,000 fee payable to the Noteholder Representative, and $649 of debt issuance costs. The debt discount balance net of amortization was $6,973 as of September 30, 2023.

2023 New Notes

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (“2023 New Notes”) in the aggregate principal amount of $8,260 to the Holders with a maturity date of February 15, 2027, 48 months from the Effective Date. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly subject to the May Forbearance Agreement discussed below. The Company is not required to make principal payments on the 2023 New Notes before their maturity date and until the 2023 Refinanced Notes are paid in full. Once the 2023 Refinanced Notes are paid in full, the Subsidiary Borrowers’ obligations to make principal payments will be the same as previously existed under the 2023 Refinanced Notes as described above. The 2023 New Notes were originally included in accounts payable and accrued liabilities as of December 31, 2022.

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

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. As of June 30, 2023, the Noteholder Representative granted a waiver in accordance with the May Forbearance Agreement, as described below, for certain financial covenant defaults expected to occur through December 8, 2023. The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default under the 2023 Notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control.

Warrants

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

2023 Bridge Notes

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

Starting July 1, 2023, the Subsidiary Borrowers were obligated to make $750 in payments in addition to interest payments and monthly payments at the beginning of each calendar month the 2023 Bridge Notes were outstanding that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar month. The Subsidiary Borrowers were also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets. On July 5, 2023 and August 1, 2023, the Subsidiary Borrowers paid $750 in amortization payments pursuant to the Bridge Notes NPA. During the three months ended September 30, 2023, the Company paid $4,500 in principal and $89 in accrued interest to settle the 2023 Bridge Notes before the maturity date, retiring the notes with no further obligations.

The 2023 Bridge Notes were issued with an original issue discount of $500, allowing access to funding of up to $4,000 to the Company. There was no debt discount as of September 30, 2023, as the Company accelerated amortization of the discount as part of repaying the 2023 Bridge Notes during the three months ended September 30, 2023. The Company used the proceeds of the 2023 Bridge Notes to assist with the transition in payment terms of a trade payable with a primary supplier.

May Forbearance Agreement

In connection with the Bridge Notes NPA, the Company entered into the Consent, Confirmation, Limited Waiver and Forbearance Agreement dated May 15, 2023 (the “May Forbearance Agreement”), pursuant to which the Noteholder Representative waived the Subsidiary Borrowers’ payment obligations during a forbearance period ending on December 8, 2023 so long as the amounts otherwise due are applied under the Bridge Notes NPA, and agreed to waive certain financial covenant defaults expected to occur during the forbearance period as a result of the Company and Subsidiary Borrowers entering into and performing their obligations under the Bridge Notes NPA. The promissory notes issued under the 2019 NPA will accrue interest at a default rate (prime rate plus 8.5%, with an additional 8% due to the default) and late fees at the rate of $40 per month will be incurred during this forbearance period. All interest payments not made when due during the forbearance period, interest at the default rate accrued thereon, and late fees incurred will be due and payable at the end of the forbearance period. As of September 30, 2023, the default interest rate in effect for the 2023 Notes was 25.0%.

October Forbearance Agreement

On October 2, 2023, the Company and the Subsidiary Borrowers entered into the October Forbearance Agreement with the Noteholder Representative on behalf of the Holders. This agreement modified certain terms and conditions of the May Forbearance Agreement, pursuant to which the Noteholder Representative, at the direction of the Holders, provided a limited waiver of certain events of default under the 2023 Refinanced Notes and 2023 New Notes and agreed to forbear  exercising certain rights of the Noteholder Representative and Holders.

All dollar amounts expressed in thousands, except per share amounts

As of  October 2, 2023, the October Forbearance Agreement provided that the Subsidiary Borrowers owed  the Holders under the 2023 Refinanced Notes additional interest of 8% (the “Default Rate”) in the amount of $1,388 (the “Outstanding Default Interest Amount”). The October Forbearance Agreement provides that, on or before December 29, 2023 (the “Accrued Default Interest Due Date”), Subsidiary Borrowers will pay to the Holders the Outstanding Default Interest Amount. The failure to pay the Outstanding Default Interest Amount not later than the Accrued Default Interest Due Date will constitute an event of default and result in termination of the forbearance period under the May Forbearance Agreement.

As provided in the October Forbearance Agreement, due to continuing events of default under the 2023 Refinanced Notes, interest at the Default Rate continues to accrue on the outstanding balance due under the 2023 Refinanced Notes from and after September 1, 2023 until the date the events of default are cured or waived (the “Provisionally Waived Default Interest Amount”). As of June 30, 2023, the default interest rate of 24.75% was in effect for the 2023 Notes. The October Forbearance Agreement reduced the interest applicable to the 2023 Refinanced Notes to 17% as of September 30, 2023.  However, if the Borrowers make all scheduled interest payments due to the Noteholders under the 2023 Refinanced Notes through December 31, 2024, including the Outstanding Default Interest Amount on or before the Accrued Default Interest Due Date, but excluding the Provisionally Waived Default Interest Amount, then the required noteholders, through the Noteholder Representative, will waive the Borrowers’ obligation to pay the Provisionally Waived Default Interest Amount and any failure to pay such amount will not constitute an event of default under the 2023 Refinanced Notes.

The October Forbearance Agreement did not modify the terms of the May Forbearance Agreement and consistent with the 2023 New Notes (as defined below), any such interest payments will be treated as provided in such 2023 New Notes and interest will accrue on the outstanding balance of the 2023 New Notes at the Default Rate. As of September 30, 2023, the 2023 New Notes had a default interest rate of 25%. Upon payment in full by the Borrowers of the Outstanding Default Interest Amount, unless there are continuing events of defaults under the 2023 New Notes, interest on the 2023 New Notes will no longer accrue interest at the Default Rate but rather will accrue interest as otherwise provided under the 2023 New Notes.

To ensure the Company does not pay the Default Rate in the future on the 2023 Refinanced Notes, the Company is required to pay previously owed interest at the default rate totaling $4,152 by December 29, 2023, the Accrued Default Interest Due Date. Of this amount, $2,786 was paid during the three months ended September 30, 2023 and represented the interest payable on the 2023 Refinanced Notes.

Employee Retention Credit Note

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) totaling $3,615 applicable to the first and second fiscal quarter of 2021. The ERC is a refundable tax credit that provides eligible employers with an offset against payroll taxes for qualified wages paid during the height of the COVID-19 pandemic. The Company’s eligibility is based on certain governmental orders in effect in certain states which had more than a normal impact on operations during the first and second fiscal quarter of 2021. This credit is accounted for under the guidance of ASC 450, Contingencies, and does not yet meet the criteria for recording a gain under ASC 450.

In order to accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. These fees are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The Company expects the IRS to approve or deny its claim within the next 12 months. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

All dollar amounts expressed in thousands, except per share amounts

CGSF/SFNY Divestiture

During September 2023, the Company completed the CGSF/SFNY Divestiture. Pursuant the MIPA, the transaction was subject to the satisfaction or waiver of certain conditions set forth in the MIPA, including, among others, the termination of the amended and restated loan agreement dated August 24, 2021 by and between SFNY and CGSF Group (the “CGSF Loan Agreement”) in the form of a loan termination agreement (the “CGSF Loan Termination Agreement”). Under the CGSF Loan Termination Agreement, SFNY and CGSF Group mutually agreed to terminate and retire the CGSF Loan Agreement and any other agreement entered into in connection with the CGSF Loan Agreement, including a promissory note in the principal amount of up to $18,000 which had a maturity date of August 24, 2026 and an interest rate of 9% per year, payable at maturity (the “Little Beach Harvest Note”) and all of SFNY and CGSF Group’s obligations under the CGSF Loan Agreement, the related promissory note, and any other related loan agreements were satisfied, terminated and released as of the date of the MIPA. As a result, the Company derecognized related notes payable of $350 during the three months ended September 30, 2023.

Future maturities of all notes payable as of September 30, 2023 were as follows:

Year ended December 31,	Amount
Remainder of 2023	$1,944
2024	16,180
2025	5,000
2026	28,000
2027	9,546
2028 and thereafter	—
Total	$60,670

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

The early lease termination and acquisition of the Taunton Facility resulted in derecognizing a right-of-use (“ROU”) asset balance of $3,940, lease liability balance of $4,454, and recognizing land and building balances of $6,266 and $6,268, respectively. The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

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

All dollar amounts expressed in thousands, except per share amounts increase in the lease liability in the next 12 months. Therefore, the change better quantifies both short-term and long-term balance sheet presentations due to no reduction of total lease liability over the next 12 months, and this approach is also acceptable under ASC 842.

As of September 30, 2023, the Massachusetts Lease Liability had a balance of $40,577. Future minimum lease payments for the Massachusetts Lease Liability as of September 30, 2023 are as follows:

Year ended December 31,	Amount
Remainder of 2023	$1,100
2024	4,469
2025	4,581
2026	4,695
2027	4,812
2028 and thereafter	162,855
Total future payments	182,512
Less: Interest	(149,647)
Total present value of minimum payments	32,865
Add: Estimated ending residual value	7,712
Total	$40,577

13. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$702	$48	$1,887	$531
Finance lease cost:
Amortization of lease assets	194	257	708	771
Interest on lease liabilities	92	112	291	351
Finance lease costs	286	369	999	1,122
Total lease cost	$988	$417	$2,886	$1,653

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	September 30, 2023	December 31, 2022
Operating leases
Weighted average discount rate	19.1%	8.0%
Weighted average remaining lease term	13.65 years	5.49 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.82 years	4.66 years

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

All dollar amounts expressed in thousands, except per share amounts

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized an ROU asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations. As of September 30, 2023, the balance of the operating lease liability associated with this transaction was $12,100.

In June 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its CAC Cambridge facility, which triggered an impairment analysis for the Cambridge assets, including the ROU asset related to its Cambridge finance lease. As a result, the Company recognized an impairment loss of $1,206 to write the ROU asset down to its fair value.

Future minimum lease payments under the Company’s non-cancellable leases as of September 30, 2023 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2023	$366	$611
2024	1,489	2,433
2025	1,212	2,468
2026	926	2,530
2027	916	2,594
2028 and thereafter	379	28,264
Total undiscounted lease liabilities	5,288	38,900
Interest or discount on lease liabilities	(764)	(26,064)
Total present value of minimum lease payments	4,524	12,836
Lease liability - current portion	(1,169)	(79)
Lease liability	$3,355	$12,757

14. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share of the Company at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the nine months ended September 30, 2023 and 2022, there were no LP Units converted to common shares. As of each of September 30, 2023 and December 31, 2022, 43,821,379 LP Units were issued and outstanding.

Warrants

In connection with the NPA Amendment, the Company issued Debt Modification Warrants to purchase 2,421.05 common shares of the Company for every one thousand dollar principal amount of the 2023 Refinanced Notes held by each Holder, for a total aggregate of 91,999,901 Debt Modification Warrants, all of which were classified as equity at the time of issuance and were recorded at a fair value of $5,106. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

All dollar amounts expressed in thousands, except per share amounts

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

The following table summarizes the warrants that remain outstanding as of September 30, 2023:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

A rollforward of warrant activity for the nine months ended September 30, 2023 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2022	9,545,691	CAD$ 1.01
Issued	91,999,901	0.09
Expired	(500,000)	0.33
Balance as of September 30, 2023	101,045,592	CAD$ 0.18

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan, as amended from time to time (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of September 30, 2023, 31,107,616 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2022	2,742,765	$0.25
Issued	13,608,307	0.03
Vested	(4,163,720)	0.08
Forfeited	(1,452,804)	0.23
Unvested as of September 30, 2023	10,734,548	$0.04

During the three and nine months ended September 30, 2023, the Company recorded $146 and $160 of total net share-based compensation benefit relating to RSUs, respectively.

On June 12, 2023, the Company issued 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03,

All dollar amounts expressed in thousands, except per share amounts and share-based compensation expense of $137 and $165 was recognized related to these RSUs during the three and nine months ended September 30, 2023, respectively.

During April 2023, the Company’s former Chief Executive Officer (“CEO”), Gary F. Santo, Jr. forfeited various share awards, including RSUs. The forfeiture of RSUs resulted in a share-based compensation benefit of $22 for the three months ended June 30, 2023. There was no share-based compensation expense recognized related to these RSUs during the three months ended September 30, 2023. The net share-based compensation benefit relating to RSUs held by the former CEO was $4 for the nine months ended September 30, 2023.

During the three months ended June 30, 2023, the Company determined achievement of the milestones related to projects of its joint venture in CGSF was no longer probable. As a result, the Company reversed all share-based compensation expense recognized for the performance awards and recorded share-based compensation benefit of $1,234 for the six months ended June 30, 2023. No share-based compensation benefit or expense was recognized related to this event during the three months ended September 30, 2023.

During August 2023, the Board approved the grant of 3,735,103 RSUs to certain employees in connection with their employment with the Company. Of these RSUs, 681,950 had vested as of September 30, 2023, with the remaining RSUs scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294, and share-based compensation expense of $29 was recognized related to these RSUs during each of the three and nine months ended September 30, 2023.

As of September 30, 2023, there was $242 of remaining RSU expense to be recognized over the weighted average remaining period of 0.94 years.

During the three and nine months ended September 30, 2022, the Company recorded $82 and $506 of share-based compensation expense relating to RSUs, respectively. For the three and nine months ended September 30, 2022, the share-based compensation expense relating to RSUs included $117 and $635, respectively, related to the performance awards for achievement of milestones relating to the projects of the Company’s joint venture in CGSF.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2022	9,753,600	$0.60	6.11
Forfeited	(1,014,915)	$0.47	—
Balance as of September 30, 2023	8,738,685	$0.62	5.23

For the three months ended September 30, 2023 and 2022, the Company recorded an expense of $26 and a benefit of $13, respectively, of share-based compensation related to these options. For the nine months ended September 30, 2023 and 2022, the Company recorded $60 and $86, respectively, of share-based compensation related to these options. As of September 30, 2023, there was $73 of remaining expense to be recognized over the weighted average remaining period of 1.07 years.

The following table summarizes the share options that remain outstanding as of September 30, 2023:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	4,866,087	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,698,944
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	8,738,685			7,571,542

All dollar amounts expressed in thousands, except per share amounts

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of January 1, 2023	10,632,378	$0.30
Issued	2,000,000	0.06
Vested	(42,000)	0.21
Forfeited	(9,154,925)	0.30
Unvested as of September 30, 2023	3,435,453	$0.17

During the three and nine months ended September 30, 2023, the Company recorded share-based compensation expense of $18 and share-based compensation benefit of $861, respectively, relating to PSUs. During the three and nine months ended September 30, 2022, the Company recorded $348 and $1,320 of share-based compensation relating to PSUs, respectively.

During April 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share or share-based awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and six months ended June 30, 2023, respectively. No additional expense or benefit was recognized related to this forfeiture during the three months ended September 30, 2023.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, pursuant to which Tim Conder serves as permanent CEO of the Company. Under the terms of the employment agreement, Mr. Conder is entitled to receive an equity grant of 2,000,000 PSUs under the 2018 Plan. Of this amount, 1,000,000 will vest on the first business day after December 31, 2023, and the remaining 1,000,000 will vest on June 30, 2024. The vesting of these PSUs is dependent on Mr. Conder’s continued employment by the Company and certain non-market conditions applicable to the vesting periods.

As of September 30, 2023, there was $284 of remaining expense to be recognized over the weighted average remaining period of 1.14 years.

A summary of the PSU awards granted containing market conditions as of September 30, 2023 is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	373,758
December 19, 2021	$0.23	December 31, 2024	361,695
Total			735,453

All dollar amounts expressed in thousands, except per share amounts

15. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022:

Loss per share	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net loss attributable to TILT	$(8,663)	$(15,691)	$(40,433)	$(34,371)
Weighted-average number of shares and units outstanding - basic and diluted	379,610,460	375,776,275	378,541,584	375,311,644
Loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.11)	$(0.09)

Diluted loss per share for the three and nine months ended September 30, 2023 and 2022 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

16. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Loss before income taxes	$(10,640)	$(9,873)	$(45,259)	$(36,791)
Income tax benefit	1,977	(5,818)	3,393	2,412
Effective tax rate	19%	59%	7%	7%

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

For year ended December 31, 2022, the Company had a U.S. federal capital loss carryforward of approximately $31,971 and a U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused. As of December 31, 2022, the capital loss carryforwards are not likely to be realized. On February 15, 2023, the Company completed the Pennsylvania Transaction which generated ordinary and capital gains of $8,401. See Note – 5 Property, Plant and Equipment for further details. The Company estimates that approximately $6,264 of the gain from the sale will be offset by the net capital loss carryforward. Therefore, during the nine months ended September 30, 2023, the Company recognized a release of the valuation allowance related to the capital loss carryforward and the corresponding benefit of the release.

During June 2023, the Company determined its investment in HERBL was not recoverable. As a result, the Company recorded a loss of $6,400 to its HERBL investment, adjusting the balance to zero. This loss was treated as a capital loss, which will more likely than not be realized. See Note 6 — Investments for additional information.

All dollar amounts expressed in thousands, except per share amounts

17.     Related Party Transactions

As of December 31, 2022, the Company had a payable of $27,090 due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”), related to the acquisition of all assets and assumption of all liabilities of Jupiter. Of this amount, $23,016 is included in notes payable and $4,074 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of December 31, 2022. The $23,016 included in notes payable was due on April 1, 2023 and bore interest at 8.0%. On February 15, 2023, the Company refinanced the payable as part of its 2023 Refinanced Notes. As of September 30, 2023, the balance of the payable was $19,772, which is included in notes payable in the condensed consolidated balance sheet as of September 30, 2023. The payable bears interest at 16% or the prime rate plus 8.5% (17.0% as of September 30, 2023) and is due on February 15, 2026. The $4,074 included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $4,725 on the condensed consolidated balance sheet as of September 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of September 30, 2023) and is due on February 15, 2027.

As of December 31, 2022, the Company had another payable of $1,677 due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. The payable bore interest at 8.0% and was included in notes payable in the condensed consolidated balance sheet as of December 31, 2022. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

The Company also has a payable of $1,980 as of September 30, 2023 owed to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,598 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of September 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5% (17.0% as of September 30, 2023) and is due on February 15, 2026. The remaining $382 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of September 30, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of September 30, 2023) and is due on February 15, 2027.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to Mark Scatterday though Mak One and 3,679,996 Debt Modification Warrants were issued to Adam Draizin through Callisto.

In connection with the 2023 Bridge Notes, the Company had additional payables due to Mark Scatterday through Mak One and Adam Draizin through Sheldrake Interests, LLC (“Sheldrake), an affiliated entity. During the three months ended September 30, 2023, the Company fully repaid the 2023 Bridge Notes. As part of this repayment, the Company paid $2,669 to Mak One and $216 to Sheldrake.

All dollar amounts expressed in thousands, except per share amounts

18. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in the Form 10-K. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2023	$113
2024	463
2025	477
2026	492
2027	506
2028 and thereafter	522
Total	$2,573

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023.

All dollar amounts expressed in thousands, except per share amounts

19. Reportable Segments and Revenue

The Company operates in four reportable segments: (i) cannabis segment (SVH, Standard Farms, LLC (“Standard Farms PA”), Standard Farms Ohio, LLC (“Standard Farms OH”), Baker, and CAC), (ii) accessories (Jupiter), (iii) corporate, and (iv) other (White Haven RE, LLC, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations. During the three months ended September 30, 2023, the Company completed the CGSF/SFNY Divestiture. See Note 11 — Notes Payable and “Significant Developments in the Quarter” under Item 2 —Management’s Discussion and Analysis of Financial Condition for additional information.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	Three Months Ended September 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$11,738	$33,010	$—	$—	$44,748
Inter-segment revenue	—	(193)	—	—	(193)
Net revenue	$11,738	$32,817	$—	$—	$44,555
Share-based compensation	—	—	190	—	190
Depreciation and amortization	655	3,236	—	—	3,891
Wages and benefits	1,884	1,518	1,305	—	4,707
Impairment loss	—	—	—	—	—
Interest expense	1,817	680	3,872	—	6,369
Loan receivable losses	—	—	1	13	14
Net loss	$(4,365)	$(1,311)	$(3,456)	$469	$(8,663)

	Three Months Ended September 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,175	$28,799	$—	$—	$40,974
Inter-segment revenue	—	(487)	—	—	(487)
Net revenue	$12,175	$28,312	$—	$—	$40,487
Share-based compensation	—	—	418	115	533
Depreciation and amortization	672	3,712	13	197	4,594
Wages and benefits	1,912	1,159	1,810	—	4,881
Impairment loss	—	—	175	—	175
Interest expense	1,350	402	2,398	—	4,150
Loan losses	—	—	133	—	133
Net loss	$(4,513)	$(1,739)	$(9,297)	$(142)	$(15,691)

All dollar amounts expressed in thousands, except per share amounts

	Nine Months Ended September 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$37,624	$91,256	$—	$—	$128,880
Inter-segment revenue	—	(462)	—	—	(462)
Net revenue	$37,624	$90,794	$—	$—	$128,418
Share-based compensation	—	—	(641)	(1,234)	(1,875)
Depreciation and amortization	2,270	9,720	642	100	12,732
Wages and benefits	6,004	4,126	6,232	—	16,362
Impairment loss	3,256	16	1,126	737	5,135
Interest expense	4,550	1,943	9,366	68	15,927
Loan losses	—	—	666	4,936	5,602
Net income (loss)	$(27,400)	$(6,801)	$(11,656)	$3,991	$(41,866)

	Nine Months Ended September 30, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$35,657	$95,507	$—	$—	$131,164
Inter-segment revenue	—	(1,270)	—	—	(1,270)
Net revenue	$35,657	$94,237	$—	$—	$129,894
Share-based compensation	—	—	1,912	633	2,545
Depreciation and amortization	1,967	11,121	40	584	13,712
Wages and benefits	5,163	3,579	7,642	—	16,384
Impairment loss	697	6,669	175	—	7,541
Interest expense	2,038	1,242	7,447	—	10,727
Loan losses	—	—	1,154	—	1,154
Net loss	$(7,674)	$(17,488)	$(8,574)	$(643)	$(34,379)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	US	Canada	Other	Total
Revenue	$38,803	$5,752	$-	$44,555
Gross profit	6,292	1,668	-	7,960

	Three Months Ended September 30, 2022
	US	Canada	Other	Total
Revenue	$36,599	$3,806	$82	$40,487
Gross profit	8,392	1,111	34	9,537

	Nine Months Ended September 30, 2023
	US	Canada	Other	Total
Revenue	$113,210	$15,193	$15	$128,418
Gross profit	16,689	4,103	4	20,796

	Nine Months Ended September 30, 2022
	US	Canada	Other	Total
Revenue	$119,876	$9,686	$332	$129,894
Gross profit	26,982	2,720	133	29,835

All dollar amounts expressed in thousands, except per share amounts

20.     Subsequent Events

October Forbearance Agreement

On October 2, 2023, the Company and the Subsidiary Borrowers entered into the October Forbearance Agreement with the Noteholder Representative on behalf of the Holders. This agreement modified certain terms and conditions of the May Forbearance Agreement, pursuant to which the Noteholder Representative, at the direction of the Noteholders, provided a limited waiver of certain events of default under the 2023 Refinanced Notes and 2023 New Notes and agreed to forbear exercising certain rights of the Noteholder Representative and Holders.

To ensure the Company does not pay the Default Rate in the future on the 2023 Refinanced Notes, the Company is required to pay previously owed interest at the default rate totaling $4,152. Of this amount, $2,786 was paid during the three months ended September 30, 2023 and represented the interest payable on the 2023 Refinanced Notes. The remaining $1,366 is due on or before December 29, 2023 (the Accrued Default Interest Due Date) and represents previously owed interest on the 2023 Refinanced Notes owed to the Holders at the default rate. This October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. The October Forbearance Agreement did not apply to the 2023 New Notes, which had a default interest rate of 25.0% as of September 30, 2023.

See Note 11 — Notes Payable for additional information.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosures Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, and Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter and Post-Quarter

Repayment of Bridge Notes

On August 30, 2023, the Company completed early repayment in full of the $4,500 in aggregate principal and $89 in accrued interest to settle the senior secured promissory notes issued by the Company and its subsidiaries on May 15, 2023 (the “2023 Bridge Notes”), retiring them with no further obligations.

Divestiture of Standard Farms New York LLC

On September 1, 2023, SFNY Holdings Inc. (“SFNY Holdings”) and Standard Farms New York LLC (“SFNY”), each wholly owned subsidiaries of the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) with CGSF Investments, LLC (“CGSF Investments”), a wholly owned subsidiary of PowerFund Holdings II LLC. Pursuant to the MIPA, CGSF Investments acquired 100% of the membership interests in SFNY from SFNY Holdings for $1,400 (the “CGSF/SFNY Divestiture”). As part of the CGSF/SFNY Divestiture, the Company derecognized its noncontrolling interest in CGSF of $1,267 and a related party note payable of $350, which resulted in a gain of $483. This gain is included in gain (loss) on sale of assets and membership interests in the condensed consolidated statements of operations and comprehensive loss.

SFNY’s only asset is a 75% interest in CGSF Group LLC (“CGSF”), which was formed to establish vertical cannabis operations on the Shinnecock Nations aboriginal tribal territory in the Hamptons on Long Island, New York. The cannabis project development firm Conor Green Consulting, LLC will continue to hold a 25% minority interest in CGSF. Therefore, CGSF is a consolidated subsidiary of SFNY.

In conjunction with the MIPA, SFNY Holdings and CGSF executed a loan termination agreement on September 1, 2023 to a prior loan made by SFNY Holdings to CGSF that had an original principal balance of up to $18,000, and all of SFNY Holdings and CGSF Group’s obligations under the loan agreement, the related promissory note and any other related loan agreements. No early termination penalties were incurred in connection with this termination.

October Forbearance Agreement

On October 2, 2023, the Company, Jimmy Jang, L.P., Baker Technologies, Inc. and subsidiaries, Commonwealth Alternative Care and Jupiter Research, LLC (the “Subsidiary Borrowers”) entered into the Limited Waiver and Continued Forbearance Agreement (“October Forbearance Agreement”) with Jordan Geotas, as noteholder representative (the “Noteholder Representative”) on behalf of the noteholders (the “Holders”) under the Junior Secured Note Purchase Agreement dated November 1, 2019 (“2019 Junior Notes NPA”, as amended by that first amendment the “2019 NPA”). The October Forbearance Agreement modified certain terms and conditions of the Consent, Confirmation, Limited Waiver and Forbearance Agreement dated May 15, 2023, pursuant to which the Noteholder Representative, at the direction of the Holders, provided a limited waiver of certain events of default under the refinanced secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) and private placement secured promissory notes issued pursuant to the 2019 NPA(the “2023 New Notes”) and agreed to forbear  exercising certain rights of the Noteholder Representative and Holders. See Note 11 — Notes Payable for additional information.

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be unfavorably impacted by the following trends and uncertainties. See also Item 1A. “Risk Factors” of the Form 10-K and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) and on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”), for discussions of other risks that may affect the Company.

All dollar amounts expressed in thousands, except per share amounts

Global Economic Conditions

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain uncertain, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations.

Increasing inflation may negatively impact our liquidity, as our cost of goods and services may increase without corresponding increases to revenue. Inflation increases could also impact our incremental borrowing rate and ability to obtain external financing on similar terms as previous financing arrangements. Increasing inflation and general economic downturn in the United States could also negatively impact revenue to the extent such factors affect consumer behavior. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, labor shortages and employee turnover, consumer behavior, and general economic downturn.

The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods.

COVID-19 Pandemic and Global Conflicts

In March 2020, the World Health Organization categorized the coronavirus 2019 disease (“COVID-19”) as a global pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the COVID-19 pandemic.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine and the Israel-Hamas conflict, have created much uncertainty in the global marketplace. The Company is closely monitoring the ongoing impact of such events on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the COVID-19 pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the nine months ended September 30, 2023, the Company is unable to predict the impact that these events will have on its future financial position and operating results due to numerous uncertainties.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022
Revenues, net	$44,555	$40,487
Cost of goods sold	(36,595)	(30,950)
Gross profit	7,960	9,537
Operating loss	(4,724)	(6,097)
Total other expense	(5,916)	(3,776)
Loss from operations before income tax and non-controlling interest	(10,640)	(9,873)
Net loss before non-controlling interest	(8,663)	(15,691)
Net income attributable non-controlling interest	-	-
Net loss attributable to TILT Holdings Inc.	(8,663)	(15,691)

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

Revenue for the three months ended September 30, 2023 was $44,555, up from $40,487 for the three months ended September 30, 2022, reflecting a year-over-year increase of $4,068 or 10%. The increase was primarily attributable to Jupiter which increased revenue by $4,505 or 16%, mainly driven by higher sales volume from both legacy and new customers. Partially offsetting Jupiter’s revenue increase, revenue in cannabis operations for the three months ended September 30, 2023 decreased by $437 or 4% year-over-year, primarily driven by a price normalization in Massachusetts. However, Standard Farms PA and Standard Farms OH increased revenue year-over-year due to higher sales volume.

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

Cost of goods sold for the three months ended September 30, 2023 was $36,595, up from $30,950 for the three months ended September 30, 2022 reflecting a year-over-year increase of $5,645 or 18%, driven mainly by increased sales volume at Jupiter, Standard Farms PA and Standard Farms OH.

The Company’s gross profit for the three months ended September 30, 2023 was $7,960, down from $9,537 for the three months ended September 30, 2022, which reflects a year-over-year decrease of $1,577 or 17%. Gross margin was 18% and 24% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross profit was mainly driven by the decline in sales volume in Massachusetts, partially offset by higher volume at Jupiter, whereas the contraction in gross margin was primarily driven by price normalization in the Massachusetts and Pennsylvania markets.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Wages and benefits	$4,707	$4,881
General and administrative	3,721	4,643
Sales and marketing	175	808
Share-based compensation	190	533
Depreciation and amortization	3,891	4,594
Impairment loss and loss on disposal of assets	-	175
Total operating expenses	$12,684	$15,634

Total operating expenses for the three months ended September 30, 2023 was $12,684, a decrease of $2,950 or 19% year-over-year from $15,634. The decrease was primarily driven by a decrease in general and administrative expense mainly due to decreased legal expenses related to litigation and reduced recruiting expense. Additionally, depreciation and amortization decreased, primarily due to fewer amortizable intangible assets relative to the prior year period, and sales and marketing expense decreased, driven mainly by a shift in strategy, made in connection with recent changes to management, aimed at efficiently focusing resources of the Company.

Impairment Losses

There were no impairment losses for the three months ended September 30, 2023, a decrease of $175 or 100% year-over-year.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Interest income	$-	$94
Other income	2	2
Change in fair value of warrant liability	-	610
Gain (loss) on sale of assets	483	(1)
Unrealized loss on investment	(1)	(198)
Loan receivable losses	(14)	(133)
Loss on foreign currency exchange	(17)	-
Interest expense	(6,369)	(4,150)
Total other expense	$(5,916)	$(3,776)

Other expense for the three months ended September 30, 2023 was $5,916, an increase of $2,140 from other expense of $3,776 for the three months ended September 30, 2022, primarily driven by an increase in interest expense mainly driven by higher interest rates on the Company’s debt and finance expense related to cash advances received in connection with employee retention credits described in Note 10 – Accounts Payable and Accrued Liabilities. In addition, there was a decrease in non-cash income due to the change in fair value of warrant liabilities as there was no warrant liability for the period. Partially offsetting the foregoing, there was an increase in the gain on the sale of assets in connection with the Company’s divestiture of its interest in SFNY described above under Significant Developments in the Quarter and Post-Quarter and in Note 11 — Notes Payable.

Income Tax Benefit (Expense)

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax benefit for the three months ended September 30, 2023 was $1,977, an increase of $7,795 from income tax expense of $5,818 for the three months ended September 30, 2022. See Note 16 – Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $8,663 for the three months ended September 30, 2023 compared to net loss of $15,691 for the three months ended September 30, 2022, for a decrease in net loss of $7,028 primarily driven by the $7,795 increase in income tax benefit and the $2,950 decrease in operating expense, partially offset by the $2,140 increase in other expense and the $1,577 decrease in gross profit.

All dollar amounts expressed in thousands, except per share amounts

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022
Revenues, net	$128,418	$129,894
Cost of goods sold	(107,622)	(100,059)
Gross profit	20,796	29,835
Operating loss	(26,297)	(27,155)
Total other expense	(18,962)	(9,636)
Loss from operations before income tax and non-controlling interest	(45,259)	(36,791)
Net loss before non-controlling interest	(41,866)	(34,379)
Net income attributable non-controlling interest	1,433	8
Net loss attributable to TILT Holdings Inc.	(40,433)	(34,371)

Revenue

Revenue for the nine months ended September 30, 2023 was $128,418, down from $129,894 for the nine months ended September 30, 2022, reflecting a year-over-year decrease of $1,476 or 1%. The decrease was primarily attributable to Jupiter which decreased revenue by $3,443 or 4%, mainly driven by a lower average price in certain product lines as market prices have decreased. Revenue in cannabis operations for the nine months ended September 30, 2023 increased by $1,967 or 6% year-over-year, primarily at Standard Farms PA and Standard Farms OH driven mainly by increased sales volume, partially offset by decreased revenue at CAC primarily driven by lower wholesale volume and price normalization in the Massachusetts market.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the nine months ended September 30, 2023 was $107,622, up from $100,059 for the nine months ended September 30, 2022 reflecting a year-over-year increase of $7,563 or 8%, driven mainly by non-cash adjustments to inventory in the cannabis division as a result of shifts in customer demand and changes to the Company’s product strategy which lead the Company to the conclude that certain products were obsolete and other products required adjustment to their net realizable value. Additionally, increased sales volume at Standard Farms PA and Standard Farms OH contributed to the increase in cost of goods sold year-over-year, partially offset by decreased sales volume at Jupiter.

The Company’s gross profit for the nine months ended September 30, 2023 was $20,796, down from $29,835 for the nine months ended September 30, 2022, which reflects a year-over-year decrease of $9,039 or 30%. Gross margin was 16% and 23% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit and gross margin was mainly due to the inventory adjustments described above and price normalization in the Massachusetts and Pennsylvania markets, partially offset by an increase in gross profit and gross margin at Jupiter, driven primarily by customer mix.

All dollar amounts expressed in thousands, except per share amounts

Total Operating Expenses

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Wages and benefits	$16,362	$16,384
General and administrative	13,870	15,007
Sales and marketing	869	1,801
Share-based compensation	(1,875)	2,545
Depreciation and amortization	12,732	13,712
Impairment loss and loss on disposal of assets	5,135	7,541
Total operating expenses	$47,093	$56,990

Total operating expenses for the nine months ended September 30, 2023 were $47,093, a decrease of $9,897 or 17% year-over-year from $56,990. The decrease was primarily driven by the reduction in share-based compensation, mainly related to the forfeiture of equity awards by the Company’s former Chief Executive Officer during the three months ended June 30, 2023. Additionally, during the three months ended June 30, 2023 the Company determined that certain performance milestones related to a CGSF consulting project were no longer probable and as a result the Company reversed all share-based compensation expense related to the project. See Note 14 – Shareholders’ Equity for further details. In addition to the foregoing, there was a decrease in impairment loss, a decrease in general and administrative expense primarily driven by a decrease in litigation related legal expenses and general cost control efforts, a decrease in depreciation and amortization expense mainly due to fewer amortizable intangible assets relative to the prior year, and a decrease in sales and marketing expense driven primarily by a shift in strategy, made in connection with recent changes to management aimed at efficiently focusing Company resources.

Impairment Losses

Impairment losses for the nine months ended September 30, 2023 were $5,135, a decrease of $2,406 or 32% year-over-year driven mainly by the absence of goodwill impairment at Jupiter. During the period, the Company refocused on its core assets, including within Massachusetts retail operations, reducing the operating capacity of certain of its dispensaries triggering an impairment analysis which resulted in an impairment of fixed assets, right-of-use assets and leasehold improvements of $3,994. See Note 5 — Property, Plant and Equipment and Assets Held for Sale and Note 13 — Leases for further details. Further, in connection with the refocus on core business assets, the Company divested its interest in SFNY, incurring a $737 impairment expense related to the write-down of a CGSF management contract. The Company also recorded a $325 impairment loss during the period driven by the finding that certain assets held for sale had a carrying value in excess of their fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Interest income	$-	$168
Other income	102	9
Change in fair value of warrant liability	-	2,360
Gain on sale of assets	8,884	-
Unrealized loss on investment	(6,401)	(292)
Loan receivable losses	(5,602)	(1,154)
Loss on foreign currency exchange	(18)	-
Interest expense	(15,927)	(10,727)
Total other expense	$(18,962)	$(9,636)

Other expense for the nine months ended September 30, 2023 was $18,962, an increase of $9,326 from other expense of $9,636 for the nine months ended September 30, 2022 primarily driven by the increase in unrealized loss on investment mainly driven by the write-down of the Company’s holdings of HERBL class B common shares to zero following HERBL entering receivership in June 2023. Additionally, there was an increase in interest expense mainly driven by finance expense related to the lease liability at the Company’s adult-use dispensary in Taunton, Massachusetts (the “Taunton Facility”) and by higher interest rates on the Company’s debt, an increase in loan receivable losses based on the Company’s current expected credit loss analysis of loans receivable mainly in connection with the divestiture of SFNY described in Note 9 – Loans Receivable, and a decrease in non-cash income due to the change in fair value of warrant liabilities as there was no warrant liability for the period. Partially offsetting the foregoing, there was an increase in gain on sale of assets mainly related to the sale-leaseback transaction with Innovative Industrial Properties, Inc. pertaining to its White Haven, Pennsylvania facility (the “Pennsylvania Transaction”) described in Note 5 – Property, Plant and Equipment and Assets Held for Sale and the divestiture of the Company’s interest in SFNY described above under Significant Developments in the Quarter and in Note 11 — Notes Payable.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2023 was $3,393, an increase of $981 from income tax benefit of $2,412 for the nine months ended September 30, 2022. See Note 16 – Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $40,433 for the nine months ended September 30, 2023 compared to net loss of $34,371 for the nine months ended September 30, 2022, for an increase in net loss of $6,062 primarily driven by the $9,326 increase in other expense, and the $9,039 decrease in gross profit, partially offset by the $9,897 decrease in operating expenses and the $981 increase in income tax benefit.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

All dollar amounts expressed in thousands, except per share amounts

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $1,486 as of September 30, 2023 compared to $2,202 as of December 31, 2022. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, third-party debt, and proceeds from the sale and leaseback of certain of the Company’s properties.

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $40,445 during the nine months ended September 30, 2023 and has an accumulated deficit of $1,004,136 as of September 30, 2023. Additionally, as of September 30, 2023, the Company had negative working capital of $10,026 compared to negative working capital of $39,570 as of December 31, 2022. The negative working capital is related to the Company’s asset-based revolving credit facility (the “Revolving Facility”) becoming due within the next 12 months.

During the nine months ended September 30, 2023, the Company (i) completed the Pennsylvania Transaction, (ii) refinanced the Company’s junior secured promissory notes issued on November 1, 2019, (iii) extended the maturity date of and increased the amount available under the Company’s Revolving Facility, (iv) obtained additional funds through the 2023 Bridge Notes and paid off such 2023 Bridge Notes before the maturity date, and (v) divested its interests in SFNY. For further details regarding these transactions, see Note 5 — Property, Plant and Equipment and Assets Held for Sale, Note 11 — Notes Payable, and Note 13 – Leases.

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

The Company believes that these actions will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes required the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes and 2023 New Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the October Forbearance Agreement. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023 (see Note 11 — Notes Payable for additional information). Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. These financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part II, Item 1A, Risk Factors for further details.

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,391	$8,292
Net cash provided by (used in) investing activities	13,243	(15,962)
Net cash (used in) provided by financing activities	(15,337)	17,297
Effect of foreign exchange on cash and cash equivalents	(14)	(6)
Net changes in cash and cash equivalents	$(717)	$9,621

For the nine months ended September 30, 2023, cash was provided by (used in):

●	Operating activities: $1,391. The cash provided by operating activities for the nine months ended September 30, 2023 decreased $6,901 as compared to the nine months ended September 30, 2022, mainly driven by the increase in cash paid for interest due to higher interest rates on the Company’s debt.
●	Investing activities: $13,243. The cash provided by investing activities for the nine months ended September 30, 2023 increased $29,205 from cash used in investing activities of ($15,962) for the nine months ended September 30, 2022. The increase was mainly related to the proceeds from the Pennsylvania Transaction described in Note 13 — Leases and the Taunton Facility transactions described in Note 12 – Massachusetts Lease Liability.
●	Financing activities: ($15,337). The cash used in financing activities for the nine months ended September 30, 2023 increased $32,634 as compared to cash provided by financing activities of $17,297 for the nine months ended September 30, 2022. The increase was mainly driven by an increase in repayments on notes payable primarily related to the retired senior secured promissory notes issued on November 1, 2019, the 2023 Refinanced Notes which are described in Note 11 — Notes Payable and a decrease in proceeds from borrowing, mainly due to the timing of the Taunton Facility transactions described in Note 12 – Massachusetts Lease Liability.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the nine months ended September 30, 2023 from those previously disclosed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

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

All dollar amounts expressed in thousands, except per share amounts

Legal and Regulatory Matters

In accordance with the Canadian Securities Administrators Staff Notice 51-352 Issuers with U.S. Marijuana-Related Activities, readers are referred to the subsection titled “Legal and Regulatory Matters” in our Form 10-K, which includes information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where the Company is currently directly and indirectly involved in the cannabis industry, through its subsidiaries and investments. Except as described below, there have been no material updates to this disclosure as of the date hereof.

Regulation of Cannabis at State Levels

Ohio

On July 4, 2023, HB 33 went into effect, which moved the regulation of the cannabis industry from the State Board of Pharmacy to the Division of Marijuana Control in the Department of Commerce.

Pennsylvania

In March 2023, the Pennsylvania Department of Health formally adopted its final medical marijuana regulations.

Company Compliance Program

On August 30, 2023, the US Department of Health and Human Services recommended that cannabis be rescheduled to Schedule III under the U.S. Federal Controlled Substance Act based on its review of data and science. The final scheduling determination will be made by the U.S. Drug Enforcement Agency, which is conducting its own assessment.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

All dollar amounts expressed in thousands, except per share amounts

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to those previously disclosed in Item 3. “Legal Proceedings” of the Form 10-K, Item 1. “Legal Proceedings” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Item 1. “Legal Proceedings” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Refer to Note 18 — Commitments and Contingencies for additional information on the Company’s legal proceedings.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10-K filed with the SEC and on SEDAR+ at www.sedarplus.com, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities.

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

During the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to have to obtain a waiver of financial covenant defaults expected to occur for the 2023 Refinanced Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 24.75% as of June 30, 2023. On October 2, 2023, the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter entered into the October Forbearance Agreement, which reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. See Note 11 — Notes Payable for additional information. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. In addition, if we are unable to achieve our projections and/or unable to obtain additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this Quarterly Report on Form 10-Q. We will likely need to engage in equity or debt financing to secure additional funds. If we raise additional equity financing, shareholders will experience significant dilution of their ownership interests to the extent we issue a significant number of common shares, and we may experience a decline in the market price of the common shares. Our current debt requires us to pay the proceeds of any equity financing to our debtholders. Our current debt also contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common shares, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital and our ability to meet and exceed forecast. Any of the above could harm our business, results of operations and financial condition.

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

We may not successfully manage the transition of leadership associated with the resignation of our Chief Executive Officer and Chief Financial Officer, which could have an adverse impact on us.

On April 21, 2023, Gary F. Santo, Jr. resigned as Chief Executive Officer of the Company, and Tim Conder, a current Board member, was appointed Interim Chief Executive Officer. Mr. Conder was appointed as the permanent Chief Executive Officer on September 26, 2023. Mr. Conder has been a Board member since October 2019 and previously served as the Company’s President and Chief Operating Officer from 2019 until 2020, following the Company’s acquisition of its former business unit Blackbird, a cannabis software and services company co-founded by Mr. Conder. Our success will depend, in part, on our management of the transition to and integration of Mr. Conder as permanent Chief Executive Officer and the effectiveness of Mr. Conder as permanent Chief Executive Officer.

On May 22, 2023, Dana R. Arvidson resigned as Chief Financial Officer of the Company and Brad Hoch, the Chief Accounting Officer, was appointed Interim Chief Financial Officer. Mr. Hoch has served as the Chief Accounting Officer of the Company since December 2022. Prior to serving as the Chief Accounting Officer, Mr. Hoch served as Chief Financial Officer of the Company from October 2020 to December 2022 and served as the Interim Chief Financial Officer from June 2020 to October 2020.

Our success will depend, in part, on our management of the transition to, and integration of, Mr. Hoch as the Interim Chief Financial Officer or the permanent successor, if appointed, and the effectiveness of Mr. Hoch as the Interim Chief Financial Officer and the permanent successor, if appointed. There can be no assurance that we will be successful in finding a suitable permanent successor or in a timely manner. The Chief Executive Officer and Chief Financial Officer positions of the Company are critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively or execute our strategies and result in an adverse impact on our business.

We have incurred substantial indebtedness that may adversely affect our business, financial condition and results of operations and we may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

We have significant existing indebtedness. As of September 30, 2023, we had total indebtedness of $53,484. Our indebtedness could have important consequences and significant effects on our business. For example, it could:

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

The 2023 Notes contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

●incur additional debt;

●pay dividends and make other distributions;

●make investments and other restricted payments;

●make acquisitions;

●merge, consolidate or transfer all or substantially all of our assets;

●enter into sale and leaseback transactions;

●create liens; and

●enter into transactions with affiliates.

The issuance of the 2023 Bridge Notes caused us to have to obtain a waiver of the financial covenant defaults expected to occur on the 2023 Notes. As a result of the waiver, we had to pay default interest rates on the 2023 Notes, which resulted in an increase from 16.5% to 24.75%. During the three months ended September 30, 2023, the Company paid off such 2023 Bridge Notes before the maturity date, retiring the notes with no further obligations. On October 2, 2023, the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter entered into the October Forbearance Agreement, which reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023 (see Note 11 — Notes Payable for additional information). Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. If we have to obtain a waiver of the restrictions or financial covenants in present or future financing agreements, we may be subject to increased default interest rates which could have a material adverse impact on our business.

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

10.1†#

Membership Interest Purchase Agreement dated September 1, 2023, by and among SFNY Holdings, Inc., Standard Farms New York, LLC and CGSF Investment LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 7, 2023).

10.2

Loan Termination Agreement dated September 1, 2023, by and between CGSF Group LLC and SFNY Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 7, 2023).

10.3+#

Employment Agreement dated September 26, 2023, by and between TILT Holdings Inc. and Tim Conder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 2, 2023).

10.4

Limited Waiver and Continued Forbearance Agreement dated October 2, 2023, by and among Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 6, 2023).

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

Date: November 13, 2023	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)