Form 10-K
period 2023-12-31
TILT Holdings Inc.
filed 2024-03-22
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common shares, without par value, of TILT Holdings Inc. held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on Cboe Canada (formerly known as the NEO Exchange), converted to USD using the exchange rate provided by the Bank of Canada on June 30, 2023 of USD 1.00 = CAD$ 1.324 was $10,030,710.

As of February 29, 2024, there were 341,012,167 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares, and zero compressed shares, without par value, of TILT Holdings, Inc. outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TILT HOLDINGS INC.

USE OF NAMES AND CURRENCY

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “TILT” refer to TILT Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$,” “USD,” or “USD$” in this Annual Report on Form 10-K refer to United States dollars, and all references to “C$,” “CAD,” or “CAD$” refer to Canadian dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and United States (“U.S.”) securities laws (collectively, “forward-looking statements”). Such statements include, but are not limited to, statements with respect to expectations, projections, or other characterizations of future events or circumstances, and the Company’s objectives, goals, strategies, beliefs, intentions, plans, estimates, projections and outlook, including statements relating to the Company’s plans and objectives, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities. These statements are subject to certain risks, assumptions and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. The words “believe,” “plan,” “intend,” “estimate,” “expect,” “likely,” “potential,” “proposed,” “scheduled,” “forecast” or “anticipate,” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would,” “may,” “might” and “could” identify forward-looking statements.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act (“CSA”); risks related to the enforcement activities by the U.S. Department of Justice (“DOJ”); risks related to the Company’s ability to continue as a going concern; reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened scrutiny by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents, and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration (“FDA”); risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to data privacy laws, rules, and regulations; risks relating to fraudulent activity by employees, contractors and consultants, risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQB; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

TILT is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation, production, and distribution, TILT services brands and cannabis retailers in regulated markets across 40 states in the U.S., as well as Canada, Israel, Mexico, South America, and the European Union.

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) (“BCBCA”) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta and Ontario and its common shares are listed for trading on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT.” In addition, the common shares are quoted on the OTCQB in the U.S. under the symbol “TLLTF.”

The Company’s head office is in Phoenix, Arizona and its registered office is located at Suite 2400, 745 Thurlow Street, Vancouver, BC, V6E 0C5, Canada.

Principal Products and Services

The Company operates through two business divisions: Inhalation Technology and Cannabis.

Inhalation Technology — Jupiter

The Inhalation Technology division encompasses the business of Jupiter Research, LLC (“Jupiter”) which is a leading participant in the cannabis vape and accessory product market. Through the Inhalation Technology division, the Company sells vape and accessory products and services to brand partners and cannabis retailers in regulated markets across 40 states in the U.S., and internationally in Canada, Israel, Mexico, South America, and the European Union. The Company’s business model leverages in-house technical and product design acumen along with supply chain expertise to deliver customized hardware, accessories, technology and packaging solutions, which enables cannabis brands to differentiate their product in the marketplace. For the vast majority of its hardware products, Jupiter partners with Shenzhen-based Smoore Technology Limited (“Smoore Technology”) to incorporate its industry-leading CCELL® technology into Jupiter’s product solutions, and Jupiter is one of only six licensed resellers of CCELL® technology. The Company maintains a research and development lab to introduce innovative new products to the market, and expand the offerings of the Inhalation Technology division.

Cannabis

The Cannabis division supports third-party cannabis clients through turn-key retail, distribution, cultivation and manufacturing offerings. The Company offers these products and services in different capacities in Massachusetts, Pennsylvania, and Ohio. The Company’s contract manufacturing and distribution network grants its cannabis clients efficient access to these fast growing, limited license markets. The following reflects a summary of the Cannabis division’s operations and assets in each market:

Cannabis — Massachusetts

In Massachusetts, the Company operates through its wholly owned subsidiary, Commonwealth Alternative Care, Inc. (“CAC”). CAC operates a vertically integrated marijuana facility in Taunton, Massachusetts (the “Taunton Facility”), dually licensed for both medical and adult-use operations. The Taunton Facility includes over 60,000 square feet dedicated

All dollar amounts expressed in thousands, except per share amounts to cultivation, 8,000 square feet of production and 2,400 square feet of onsite retail dispensary space. At its Taunton Facility, CAC operates a full commercial kitchen and extraction facility producing packaged units across dozens of demand-driven stock keeping units (“SKUs”). CAC produces a variety of cannabis flower, vape cartridges, concentrates, edibles and topicals under its house brand Standard Farms and its brand partner products. CAC also distributes these SKUs to other licensed cannabis operators in the Commonwealth of Massachusetts via wholesale and to both registered patients of the Massachusetts Medical Use of Marijuana Program and adult-use consumers via retail and direct delivery. In addition to its Taunton facility, CAC has two dispensary locations: one is operational for medical/adult-use in the City of Brockton, and the other is operational for medical retail sales in the City of Cambridge.

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

Cannabis — Ohio

The Company operates a cannabis extraction facility outside of Cleveland, Ohio through its wholly owned subsidiary, Standard Farms Ohio, LLC (“Standard Farms OH”). In addition to its fully equipped industrial kitchen, the approximately 21,000 square foot facility also utilizes CO2 extraction to produce high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles. Standard Farms OH products are sold and distributed throughout the State of Ohio to other licensed cannabis businesses via wholesale.

On November 7, 2023, Ohio voters approved a ballot measure to legalize recreational marijuana, and adult-use dispensaries are expected to begin operating in the state sometime in 2024.

Cannabis — New York (Operations Discontinued)

In August 2021, the Company, through its subsidiaries SFNY Holdings, Inc. (“SFNY”) and Standard Farms New York LLC (“Standard Farms NY”) formed a partnership with the Shinnecock Indian Nation, a federally recognized Native American tribe, to establish vertical cannabis operations on their tribal territory in Long Island, New York. On September 5, 2023, the Company announced that it was ending its partnership with the Shinnecock Indian Nation and that its subsidiaries SFNY Holdings and SFNY had entered into a membership interest purchase agreement with CGSF Investments, LLC (“CGSF”), a wholly owned subsidiary of PowerFund Holdings II LLC, pursuant to which CGSF acquired from SFNY Holdings all the membership interests in SFNY for the agreed consideration of $1,400. Standard Farms NY held a 75% interest in CGSF Group LLC (“CGSF Group”), which was formed to establish the vertical cannabis operations with the Shinnecock Indian Nation. The Company has no operations in New York following the termination of its partnership with the Shinnecock Indian Nation.

Strategy

The Company provides innovative and cost-effective business solutions to its customers across the cannabis industry value chain. The Company’s core mission is to help its customers build brands by offering unique products, solutions and services that deliver added value to consumers, multi-state cannabis operators, licensed producers and cannabis brands around the globe. The Company believes that its clients rely on the Company for its expertise to help address growing supply chain specialization and complexity in cannabis industry retailing and wholesaling. Further, as a result of its extensive Jupiter customer base and differentiated cannabis value proposition, the Company is well positioned to cross-sell services, creating a flywheel effect and expand brand partnerships between each business division and its respective customers and partners.

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in 2023

Please refer to Note 20 — Subsequent Events in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2023.

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

The 2023 Refinanced Notes mature on February 15, 2026 and bear interest at 17.0% as of December 31, 2023, payable monthly as a result of the October Forbearance Agreement described below. The interest rate is subject to increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary of the Effective Date or greater than $22,000 on the second anniversary of the Effective Date.

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (the “2023 New Notes”) in the aggregate principal amount of $8,260 to the Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Holders. The Noteholder Representative also acts as noteholder representative for the 2023 New Notes. The 2023 New Notes bear interest at 25.0% as of December 31, 2023 as a result of the May Forbearance Agreement discussed below.

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

The 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) are secured by a first priority security interest in all of the assets of the Subsidiary Borrowers, except that the Holders received a second priority security interest in the assets that are already pledged by Jupiter under its revolving credit facility with Entrepreneur Growth Capital, LLC. The 2023 Notes are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security for the obligations under the 2023 Refinanced Notes.

The Noteholder Representative is required to be paid $2,000 over the term of the 2023 Refinanced Notes in quarterly installments.

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

Completion of Pennsylvania Transaction

On February 15, 2023, the Company completed a sale-leaseback transaction with Innovative Industrial Properties, Inc. (“IIP”) of its White Haven, Pennsylvania facility (“White Haven Facility”) for $15,000 with net proceeds used towards repayment of debt and working capital (the “Pennsylvania Transaction”).

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

Bridge Notes

On May 15, 2023, the Company and the Subsidiary Borrowers closed an offering of up to $4,500 in aggregate principal amount of senior secured promissory notes (the “2023 Bridge Notes”), with an original issue discount of approximately $500, allowing access to funding of up to $4,000 from its existing secured note holders to assist with a transition in payment terms of a trade payable with a primary supplier. The 2023 Bridge Notes bore a floating interest rate at the higher of 16% or the prime rate plus 8.5% and matured in December 2023. Starting July 1, 2023, the Subsidiary Borrowers were obligated to pay $750 in amortization payments in addition to interest payments and a monthly payment at the beginning of each calendar month the 2023 Bridge Notes were outstanding that was equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar month. The Subsidiary Borrowers were also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets.

In connection with the issuance of the 2023 Bridge Notes, the Company entered into a Consent, Confirmation, Limited Waiver And Forbearance Agreement (the “May Forbearance Agreement”) with the Noteholder Representative under the 2019 Junior Notes NPA, as amended by the NPA Amendment (the “2019 NPA”) relating to the issuance of the 2019 Junior Notes, wherein the Noteholder Representative waived the Subsidiary Borrowers’ payment obligations during a forbearance period ending on December 8, 2023 so long as the amounts otherwise due were applied under the Secured Note Purchase Agreement relating to the 2023 Bridge Notes (the “Bridge Notes NPA”), and agreed to waive certain financial covenant defaults expected to occur during the forbearance period as a result of the Company and Subsidiary Borrowers entering

All dollar amounts expressed in thousands, except per share amounts into and performing their obligations under the Bridge Notes NPA. The promissory notes issued under the 2019 NPA accrued interest at a default rate (prime rate plus 8.5%, with an additional 8% due to the default) and late fees at the rate of $40 per month were incurred during this forbearance period. All interest payments not made when due during the forbearance period, interest at the default rate accrued thereon, and late fees incurred were to be due and payable at the end of the forbearance period.

On August 30, 2023, the Company completed early repayment in full of the $4,500 in aggregate principal and $89 in accrued interest to settle the 2023 Bridge Notes, retiring them with no further obligations.

Divestiture of Standard Farms New York LLC

On September 1, 2023, SFNY Holdings, a wholly owned subsidiary of the Company, and SFNY, a wholly owned subsidiary of SFNY Holdings, entered into a Membership Interest Purchase Agreement (“MIPA”) with CGSF, a wholly owned subsidiary of PowerFund Holdings II LLC. Pursuant to the MIPA, CGSF acquired 100% of the membership interests in SFNY from SFNY Holdings for $1,400 (the “CGSF/SFNY Divestiture”). SFNY’s only asset is a 75% interest in CGSF Group LLC (“CGSF”), which was formed to establish vertical cannabis operations on the Shinnecock Nations aboriginal tribal territory in the Hamptons on Long Island, New York. The cannabis project development firm Conor Green Consulting, LLC will continue to hold a 25% minority interest in CGSF. Therefore, CGSF is a consolidated subsidiary of SFNY.

As part of the CGSF/SFNY Divestiture, the Company derecognized its noncontrolling interest in CGSF of $1,267 and a related party note payable of $350, which resulted in a gain of $483. This gain is included in gain (loss) on sale of assets and the membership interests in the consolidated statements of operations and comprehensive loss.

In conjunction with the MIPA, SFNY Holdings and CGSF executed a loan termination agreement on September 1, 2023 to a prior loan made by SFNY Holdings to CGSF that had an original principal balance of up to $18,000, and all of SFNY Holdings and CGSF’s obligations under the loan agreement, the related promissory note and any other related loan agreements. No early termination penalties were incurred in connection with this termination.

October Forbearance Agreement

On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Holders under the 2019 NPA. The October Forbearance Agreement modified certain terms and conditions of the May Forbearance Agreement, pursuant to which the Noteholder Representative, at the direction of the Holders, provided a limited waiver of certain events of default under the 2023 Refinanced Notes and 2023 New Notes and agreed to forbear exercising certain rights of the Noteholder Representative and Holders. See Note 11 — Notes Payable for additional information.

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

On April 19, 2022, the Company entered into a definitive purchase and sale agreement between its subsidiary, White Haven RE, LLC, and an affiliate of IIP contemplating the sale and leaseback of the Company’s cultivation and production

All dollar amounts expressed in thousands, except per share amounts facility in White Haven, Pennsylvania in exchange for $15,000 cash. In accordance with the terms of the Pennsylvania Transaction, the Company’s subsidiary, Standard Farms PA, executed a long-term, triple-net lease agreement. The term lease agreement was 15 years, with two 5-year extensions exercisable at the tenant’s discretion.

On October 24, 2022, the Company’s subsidiaries, JJ LP, Baker, Jupiter and CAC (collectively, the “Subsidiaries”) and certain holders (the “Participating Note Holders”) each entered into the first amendment (collectively, the “First Note Amendments”) to the Company’s 2019 Senior Notes. The First Note Amendments extended the maturity date of approximately $9,600 in then outstanding principal amount of the 2019 Senior Notes (the “Extended Notes”) from November 1, 2022 to November 14, 2022. The First Note Amendments also amended the interest rate so that the Extended Notes will accrue interest at the prime rate plus 8.5%.

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

The Inhalation Technology business competes primarily with distributors of CCELL® vape hardware, and with CCELL’s direct sales team, in the U.S. and Canada. The Company also competes with manufacturers of proprietary cannabis vaporization technologies and views manufacturers of tobacco vaporization technologies as potential future competitors. Product quality, innovation, pricing and availability are important differentiating factors in the vaporization hardware market. The Company believes with its commitment to inhalation technology innovation and supply chain management expertise, its highly focused sales team and the ability to deliver industry leading customer service, among other factors, the Company can compete effectively for the wholesale business-to-business (“B2B”) of the Company’s vape and inhalation customers.

All dollar amounts expressed in thousands, except per share amounts

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

As cannabis remains federally illegal in the U.S., businesses seeking to enter the industry face challenges when accessing capital. At present, relatively few sources of debt or equity capital and bank lending are available to fund operations in the U.S. cannabis sector. Management believes that significant capital and expertise would be required to replicate the Company’s assets and capabilities, which are focused on providing business solutions to B2B customers building enduring brands in the highly competitive U.S. cannabis market, and to effectively compete with the Company.

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

All dollar amounts expressed in thousands, except per share amounts

Patents

As of December 31, 2023, Jupiter had 16 issued patents and 18 pending U.S. and international patent applications for its vaporizer devices and systems. The following table represents issued patents as of December 31, 2023:

	Country	Patent No.	Issued Date	Title
1	U.S.	D800310	October 17, 2017	Electronic Vaporizer
2	U.S.	10398178	September 3, 2019	Electronic Vaporizer
3	U.S.	10750788	August 25, 2020	Electronic Vaporizer
4	U.S.	11044943	June 29, 2021	Electronic Vaporizer
5	U.S.	D908278	September 21, 2020	Electronic Vaporizer
6	U.S.	10689243	June 23, 2020	Metered Dispensing Device for Plant Extracts
7	U.S.	10875759	September 10, 2020	Metered Dispensing Device for Plant Extracts
8	European Union	DM/212544	February 5, 2021	Monolithic Electronic Vaporizer
9	U.S.	D942,677	February 1, 2022	Liquid Medical Device
10	European Union	DM/214262	May 19, 2021	Liquid Medical Device
11	Australia	202110730	May 14, 2021	Liquid Medical Device
12	U.S.	11297879	April 12, 2022	Pod Vaping System
13	U.S.	11131612	April 26, 2022	Metered Dispensing Device for Plant Extracts
14	U.S.	D948,783	April 12, 2022	Monolithic Electronic Vaporizer
15	U.S.	3072947	January 24, 2023	Metered Dispensing Device for Plant Extracts
16	U.S.	11606974	March 21, 2023	Infinity Cartridge for Vaping Device

Trademarks

Additionally, as of December 31, 2023, Jupiter had eight registered and 11 pending trademarks with the U.S. Patent and Trademark Office (“USPTO”), all pertaining to use of the Jupiter brands and related goods associated with the Jupiter brands and/or names. The following table represents registered trademarks as of December 31, 2023:

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

Environmental

All dollar amounts expressed in thousands, except per share amounts

The Company recognizes the importance of climate change and the potential risks it poses to our business and the environment. We are committed to playing our part in mitigating climate change by monitoring our greenhouse gas (GHG) emissions, minimizing our environmental footprint, and promoting sustainable practices within our operations. We understand that climate change presents both risks and opportunities to our business. We recognize that climate-related risks may include changing weather patterns, water scarcity, and regulatory developments related to GHG emissions and energy consumption. These risks can affect our supply chain, cultivation processes, and distribution networks, potentially impacting our financial performance. On the other hand, we see climate-related opportunities in adopting sustainable practices, developing innovative solutions, and embracing renewable energy sources. By proactively managing climate-related risks and identifying climate-related opportunities, we aim to enhance our resilience, reduce costs, and create long-term value for our shareholders. We believe compliance with federal, state, and local environmental laws and regulations do not have a material effect or pose material costs to the Company.

Human Capital Resources

When it comes to recruiting and retaining top talent, the Company strives to be an employer of choice. The Company’s organizational culture is led by defined core values, including productivity, profitability and growth. The Company’s aim is to offer a culture and careers that raise the standard of employment success, where taking care of its people and doing what’s right for the business are complementary imperatives.

As of December 31, 2023, Company employees worked within five divisions: Corporate Headquarters, Jupiter, Cannabis Massachusetts, Cannabis Pennsylvania, and Cannabis Ohio. The Company’s workforce has 358 workers in total, of which 341 workers are full-time. The combination of employees working onsite and remotely covers 18 states, plus Toronto, Canada.

The Company has a strong, employee-centered culture built by inspiring people. The Company is committed to sustaining a business environment that is respectful, welcoming, equitable and supportive for a diverse range of people. By fostering diversity and leveraging the value of diversity with equity and inclusion, the Company drives better ideas, positive business results and improved service through a deeper connection with the Company’s customers. The Company is formulating strategies and tactics to leverage diversity, equity and inclusion in the Company’s workplace, workforce, customers, communities and vendors. As of December 31, 2023, women and people of color (racial/ethnic minority groups) comprise 51% of the Company’s workforce; 44% in management and 29% in senior management. People with disabilities and military veterans make up 11% and 3% of the Company’s workforce, respectively. The Company has no unionized locations.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

Regulation of Cannabis at State Levels

Below is a summary of the licensing and regulatory framework in the markets where, as of December 31, 2023, the Company held licenses and had direct or indirect involvement with the U.S. cannabis industry, followed by outlines of the regulatory framework in each of the relevant states.

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

All dollar amounts expressed in thousands, except per share amounts

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

On November 7, 2023, Ohio Issue 2, the Adult-Use Legalization Ballot Initiative (“Issue 2”), which allows persons who are at least 21 years of age to purchase and possess up to 2.5 oz of flower and 15 grams of extract, passed. Ohio does not have laws against legislative alteration, which means the state legislature may make changes to the ballot initiative language. Issue 2 establishes the Division of Cannabis Control (“Division”) within the Department of Commerce. The Division will have the authority to license, regulate, investigate, and enforce rules on adult-use cannabis licensees. Within six months of the effective date of Issue 2 (June 7, 2024) the Division must make applications available and within nine months (September 7, 2024) the Division must issue licenses to existing medical operators transitioning to adult use.

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

All dollar amounts expressed in thousands, except per share amounts

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

In October 2022, the PA DOH finalized its medical marijuana regulations. These final regulations mirror the temporary regulations and reflect the PA DOH’s efforts to keep pace with the growth and evolution of the medical marijuana program. The final regulations include the following notable updates:

•	Expanded packaging and labeling requirements, including that labels must contain the species and percentages of all cannabinoids and individual terpenes.
•	Clarification that a grower/processor must notify the PA DOH within 48 hours of any anticipated increases or decreases in production.
•	Revised facility signage requirements.
•	Revised definition of “medical marijuana waste” to exclude unopened, briefly misdirected medical marijuana products (thereby eliminating the requirement that the grower/processor destroy such misdirected products).
•	Reduced video surveillance footage storage period from two years to 180 days.
•	Grower/processors must use separate testing laboratories for harvest and process testing.
•	Growers/processors must “immediately” investigate complaints and the PA DOH may initiate a mandatory recall upon receipt of information that any medical marijuana product poses a risk to public health and safety.
•	Owners of securities in a publicly traded corporation or owners of 5% or less in privately held business entities who do not have voting rights to elect or appoint one or more members of the board of directors or other governing board are exempt from the background check requirement.
•	Clarification on the procedure for notifying the DOH of changes of ownership.

All dollar amounts expressed in thousands, except per share amounts

•	Clarification on the procedure for applying to the DOH for changes of location of an operational facility.
•	New process for changing the location of a non-operational facility.

In Pennsylvania, the Company holds a medical marijuana grower/processor license through its wholly owned subsidiary, Standard Farms PA, which operates 33,500 square feet of greenhouse. The Company is in compliance with Pennsylvania state law and the related licensing framework.

Company Compliance Program

The Company is classified as having direct, indirect and ancillary involvement in the U.S. marijuana industry and is in material compliance with applicable licensing requirements and the regulatory framework enacted by each U.S. state in which it operates. The Company is not subject to any citations or notices of violation with applicable licensing requirements, or the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

The Company’s Balance Sheet and Operating Statement Exposure to U.S. Marijuana Related Activities

The following represents the portion of certain line items on the Company’s consolidated financial statements that pertain to U.S. cannabis activity1for2 the year ended December 31, 2023:

	U.S. marijuana-related activities
Balance Sheet line items	Licensed[1]	Unlicensed[2]
Cash and cash equivalents	40%	14%
Trade receivables and others	11%	89%
Inventories	66%	34%
Other current assets	25%	26%
Property, plant and equipment	99%	1%
Intangible assets	7%	93%
Goodwill	0%	100%
Other assets	75%	3%
Accounts payable and accrued liabilities	13%	76%
Income taxes	0%	4%
Other current liabilities	3%	46%
Other long-term liabilities	61%	0%

Income Statement line items
Revenue	29%	71%
Gross profit	9%	91%
Operating expenses	40%	36%
Total other income (expense)	41%	13%
Income tax expense	0%	99%

Readers are cautioned that the foregoing financial information, though extracted from the Company’s financial systems that supports its annual consolidated financial statements, has not been audited in its presentation format and accordingly is not in compliance with the consolidation principles of generally accepted accounting principles of the U.S.

Available Information

The Company’s website address is www.tiltholdings.com. Through this website, the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements and other documents, are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on the Company’s website is not part of this or any other report we file or furnish to the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company’s filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Additional information related to the Company is also available on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”) at www.sedarplus.com.

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

All dollar amounts expressed in thousands, except per share amounts

ITEM 1A.     RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The risk factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2023. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties which you should evaluate before making a decision to invest in our common shares. This summary does not address all of the risks related to our business. Additional discussion of the risk summaries may be found under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and should be carefully considered before making a decision to invest in our common shares. These risks include, among others:

•	Some of our current and planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
•	We are dependent on regulatory approvals and licenses to conduct our business, and there is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority.
•	The success of our business strategy depends on the legality of the cannabis industry, which industry is subject to change at both the state and federal level.
•	Our growth and development may be hindered by applicable limitations on ownership of licenses.
•	We are subject to those risks inherent in an agricultural business.
•	Due to the classification of cannabis as a Schedule I controlled substance under the CSA, third parties may fail to establish or maintain business relationships with us, which could have a material adverse effect on us, and banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes, and if we do not have access to any banking system in the jurisdiction in which we operate, our business and operations could be materially adversely affected.
•	If our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under federal statutes noted or any other applicable legislation, which could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and subject us to civil and/or criminal penalties.
•	Reclassification of cannabis in the U.S. could adversely impact our business and growth strategy.
•	We may be subject to federal and state forfeiture laws which, if exercised, could have a material adverse impact on our operations.
•	The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.
•	Our operations in the U.S. and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.
•	Regulatory changes may adversely affect our profitability or cause us to cease operations entirely.
•	We may incur significant tax liabilities due to limitations on tax deductions and credits under the applicable sections of the Internal Revenue Code.
•	We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.
•	If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our U.S. operations, which would materially adversely affect our prospects and the rights of our

All dollar amounts expressed in thousands, except per share amounts lenders and securityholders.
•	Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on our business, results of operations and prospects.
•	We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.
•	We may face opposition from other industries, which could have an adverse impact on our business.
•	We face intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.
•	There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into.
•	We are subject to changes in laws, regulations and guidelines which could adversely affect our future business, financial conditions and operations.
•	Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business.
•	A drop in the wholesale or retail price of cannabis products in the geographic areas in which we operate would negatively impact our business, financial condition and results of operations.
•	The future growth of the Company depends on the effectiveness and efficiency of its advertising and promotional expenditures to attract and retain customers.
•	The Company depends on the popularity and acceptance of its brand portfolio.
•	Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.
•	There is substantial doubt about our ability to continue as a going concern, and holders of our common shares could suffer a total loss of their investment. If we are unable to achieve our financial projections, we may need to raise additional capital to continue our operations. Such capital may not be available to us or may not be available at terms we deem acceptable, either of which could reduce our ability to compete and could negatively affect our business.
•	Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment.
•	Our business is dependent on skilled labor, equipment, parts, components and key inputs and any interruption or disruption could have a material adverse effect on our business, financial condition and results of operations.
•	Our reliance on third-party suppliers and loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.
•	We have incurred substantial indebtedness that may adversely affect our business, financial condition and results of operations and we may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.
•	The agreements governing our indebtedness contain various covenants that limit management’s discretion in the operation of our business and any default under our debt agreements could have a material adverse impact on our business and operations.
•	We may not be able to generate sufficient cash flow to meet our debt service requirements and repayment requirements and if our lenders exercise their rights in the event of a default it would have material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.
•	Mark Scatterday has significant influence over the Company and may have interests that conflict with those of our other shareholders.
•	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
•	There is no assurance that we will be able to develop our products, which could prevent us from ever becoming profitable.
•	There is no assurance that our cash flows and debt or other financing will be sufficient to fund our operations.
•	We are a holding company and are dependent on the earnings and distributions by our subsidiaries.
•	We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent

All dollar amounts expressed in thousands, except per share amounts or other illegal activity.
•	We have been or may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on our reputation, business, results from operations and financial condition.
•	We may encounter unknown environmental risks.
•	We are highly dependent on certain key personnel and if we are unable to attract and retain key personnel, we may not be able to compete effectively in the cannabis market.
•	The market price of our securities may continue to be volatile and subject to wide fluctuations.
•	The Company has a history of losses and may continue to incur losses in the future.
•	Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
•	Our officers and directors may be engaged in a range of business activities which could result in a conflict of interest.
•	Management may not be able to successfully implement and maintain adequate internal controls over financial reporting.
•	Increased prices and inflation could negatively impact our margin performance and our financial results.
•	We may be subject to risks related to the protection and enforcement of our intellectual property rights and may become subject to allegations that we are in violation of intellectual property rights of third parties.
•	We are reliant on information technology systems and may be subject to damaging cyber-attacks or security breaches.
•	We are subject to data privacy laws, rules and regulations and any non-compliance with such laws, rules and regulations, could adversely affect our business, financial condition and operating results.
•	We may not be able to successfully identify and execute future acquisitions or dispositions, or to successfully manage the impacts of such transactions on our operations.
•	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

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

All dollar amounts expressed in thousands, except per share amounts was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which with minimal due process, it could be subject to forfeiture.

In addition, companies providing goods and/or services to companies like us that are engaged in cannabis- related activities may, under threat of federal civil and/or criminal prosecution, suspend or withdraw their services. Any suspension of service and inability to procure goods or services from an alternative source, even on a temporary basis, could have a material and adverse effect on our business, financial condition and results of operations.

We are dependent on regulatory approvals and licenses to conduct our business, and there is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority.

Our ability to grow, store and sell cannabis in the U.S. is dependent on our ability to obtain licenses in the relevant state and local jurisdictions to do so. We will be required to obtain or renew further government permits and licenses for our contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain, amend and renew permits and licenses will be contingent upon many variables outside our control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. We may not be able to obtain, amend or renew permits or licenses that are necessary to our operations. Any unexpected delays or costs associated with the permitting and licensing process could impede our ongoing or proposed operations. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, we may be curtailed or prohibited from proceeding with our ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on our business, financial condition, results of operations or prospects.

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

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. At the federal level, it currently does not appear that the risk of federal enforcement will be significantly altered by President Biden’s administration and his Attorney General, Merrick Garland. To our knowledge, there are to date a total of forty states and the District of Columbia, Puerto Rico, the Northern Mariana Islands, the U.S. Virgin Islands, and Guam that have legalized a form of comprehensive commercial medical or adult-use cannabis reform; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our ability to reach our growth targets could be diminished, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative actions will affect our business and growth.

Further, there is no guaranty that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and

All dollar amounts expressed in thousands, except per share amounts

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

The commercial, medical and adult-use cannabis industries’ regulations may be subject to change. We have put in place a detailed compliance program which we will oversee, maintain and implement. In addition to our legal and compliance departments, we also have local regulatory/compliance counsel engaged in every jurisdiction in which we operate. Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Additionally, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for monitoring inventory at all stages of development and distribution. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures and adapt to any changes to regulation in the cannabis industry.

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

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person may own. For example, in Massachusetts, no person or entity having “direct or indirect control,” which includes a direct or indirect ownership interest of 10% or greater, may hold more than three licenses in a particular class, except as specified in the regulations. Such limitations on the acquisition or ownership of additional licenses within certain states or enforcement by regulators in certain states against such services arrangements may limit our ability to grow organically or to increase our market share in such states.

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

All dollar amounts expressed in thousands, except per share amounts

We may be adversely impacted by rising or volatile energy costs.

Our cannabis growing and manufacturing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

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

Due to the classification of cannabis as a Schedule I controlled substance under the CSA, banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes, and if we do not have access to traditional banking and financial services in the jurisdictions in which we operate, our business and operations could be materially adversely affected.

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

In February 2014, the United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued the FinCEN Memorandum providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of the Bank Secrecy Act. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. Although the FinCEN Memorandum remains in effect today, overall, the DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the DOJ’s current enforcement priorities could change for any number of reasons. A change in the DOJ’s enforcement priorities could result in the DOJ

All dollar amounts expressed in thousands, except per share amounts prosecuting banks and financial institutions for crimes that previously were not prosecuted. If we do not have access to traditional banking and financial services in the jurisdictions in which we operate, our business and operations could be materially adversely affected.

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

Potential violations of federal law resulting from cannabis-related activities include the U.S. Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Defending such a case has proven extremely costly, and potentially fatal to a business’ operations.

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

If marijuana is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, if cannabis is re- categorized as a Schedule II or other controlled substance, and the resulting re-classification would result in the requirement for FDA approval if medical claims are made for our products such as medical use cannabis, then as a result, such products may be subject to a significant degree of regulation by the FDA and U.S. Drug Enforcement Administration (“DEA”). In that case, we may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the cultivation, manufacturing or distribution of our anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate in order to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

If the federal government reclassifies cannabis from a Schedule I controlled substance, it is possible that FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical use cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that

All dollar amounts expressed in thousands, except per share amounts

FDA would require facilities where medical use cannabis is grown to register with FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced.

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

Employees of our company located in states where cannabis remains illegal may be at risk of prosecution under federal and/or state conspiracy, aiding and abetting and money laundering statutes and be at further risk of losing their investments or proceeds under forfeiture statutes. Many states remain fully able to take action to prevent the proceeds of cannabis businesses from entering their state. While jurisdictions in which entities are allowed to conduct business in the cannabis industry have not yet meaningfully utilized forfeiture statutes in this manner, it remains an open question as to whether these states would take such action and whether a court would approve it. Forfeiture laws, if exercised, could have a material adverse impact on our operations.

The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.

Research regarding the medical and/or therapeutic benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Future research and clinical trials could raise concerns regarding cannabis. Further, the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings will be favorable to the cannabis market or any particular product, or consistent with earlier research or findings. Future research studies and clinical trials may draw opposing conclusions to those stated in current research or reach negative conclusions regarding the medical and/or therapeutic benefits, viability, safety, efficacy, dosing or other facts related to cannabis, which could have a material adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

All dollar amounts expressed in thousands, except per share amounts

Our operations in the U.S. and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.

Currently, our common shares are traded on the Cboe Canada and quoted on the OTCQB in the U.S. Our operations in the U.S. and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the U.S. or any other jurisdiction, in addition to those described herein.

The CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository for clearing and settling trades in the Canadian equity, fixed income and money markets, has indicated that it would refuse to settle trades for cannabis issuers that have investments in the U.S. The TMX Group, the owner and operator of CDS, issued a statement in August 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S., despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time. In February 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with The Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of common shares to make and settle trades. In particular, we would become highly illiquid until an alternative was implemented, as investors would have no ability to affect a trade of securities through the facilities of the applicable stock exchange.

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

Any restrictions imposed by the Cboe Canada, OTCQB or other applicable exchange or quotation system on our business of and/or the potential delisting of the common shares from the Cboe Canada, OTCQB or other applicable exchange or regulatory agency would have a material adverse effect on us and on the ability of holders of common shares to make trades.

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

All dollar amounts expressed in thousands, except per share amounts

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

We, as a Canadian corporation existing under the laws of the Province of British Columbia, generally would be classified as a non-U.S. Corporation under general rules of U.S. federal income taxation. Section 7874 of the Code, however, contains rules that can cause a non-U.S. Corporation to be taxed as a U.S. corporation (“U.S. Corporation”) for U.S. federal income tax purposes. Under section 7874 of the Code, a corporation created or organized outside the U.S. (i.e., a non-U.S. Corporation) will nevertheless be treated as a U.S. Corporation for U.S. federal income tax purposes (such treatment is referred to as an “Inversion”) if each of the following three conditions are met: (i) the non-U.S. Corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury Regulations, substantially all of the assets held, directly or indirectly, by a U.S. Corporation, (ii) after the acquisition, the former shareholders of the acquired U.S. Corporation hold at least 80% (by vote or value) of the shares of the non-U.S. Corporation by reason of holding shares of the acquired U.S. Corporation (taking into account the receipt of the non-U.S. Corporation’s shares in exchange for the U.S. Corporation’s shares), and (iii) after the acquisition, the non-U.S. Corporation’s expanded affiliated group does not have substantial business activities in the non-U.S. Corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities. For this purpose, “expanded affiliated group” means a group of corporations where (i) the non-U.S. corporation owns stock representing more than 50% of the vote and value of at least one member of the expanded affiliated group, and (ii) stock representing more than 50% of the vote and value of each member is owned by other members of the group. The definition of an “expanded affiliated group” includes partnerships where one or more members of the expanded affiliated group own more than 50% (by vote and value) of the interests of the partnership. We intend to be treated as a U.S. Corporation for U.S. federal income tax purposes under section 7874 of the Code and expect to be subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, we are expected, regardless of any application of section 7874 of the Code, to be treated as a Canadian resident company (as defined in the Income Tax Act) for Canadian income tax purposes. As a result, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

All dollar amounts expressed in thousands, except per share amounts

We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.

We have a limited operating history and a history of net losses that make it difficult to make accurate predictions and forecasts about our business, operations and financial conditions. This difficulty is only compounded by the fact that the cannabis industry is continuously evolving. As a result of recent and ongoing regulatory and policy changes in the medical and adult-use marijuana industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources. Market research and our projections of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

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

Changes in public opinion or perception may also result in a significant influence over the regulation of the cannabis industry in the U.S., Canada or elsewhere. Public opinion and support for medical and adult- use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction.

While public opinion and support appears to be rising for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, legalization of medical-use marijuana as opposed to adult-use marijuana). Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have a material adverse effect on our business, results of operations or prospects. There is no assurance that such adverse publicity reports or other media attention will not arise. A negative shift in the public’s perception of cannabis, including vaping or other forms of cannabis administration, in the U.S., Canada or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which we could expand. Also, the perception of negative health effects from the use of vaporizers to consume cannabis could result in state and local prohibitions on the sale of vaping products for an indefinite period of time. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, results of operations or prospects. Among other things, such a shift could also cause states that have already legalized medical and/or adult-use cannabis to reevaluate the extent of, and introduce new

All dollar amounts expressed in thousands, except per share amounts restrictions on, the permitted activities and permitted cannabis products within their jurisdictions, which may have a material adverse effect on our business, results of operations or prospects. Medical alerts by the Centers for Disease Control and Prevention and state health agencies on vaping related illness and other issues directly related to cannabis consumption could potentially create an inability to fully implement our expansion strategy or could restrict the products which we sell at our existing operations, which may have a material adverse effect on our business, results of operations or prospects.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

No single established operator in the medical and adult use cannabis industries has yet achieved sustained success with a business model we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

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

We may face opposition from other industries, which could have an adverse impact on our business.

The cannabis industry (both adult-use and medical, together or individually) could face a material threat from other industries. For instance, should cannabis displace other drugs or health products, or otherwise encroach upon the pharmaceutical industry’s products, the pharmaceutical industry may utilize its well-funded, strong and experienced lobby to eclipse the funding of the movement in support of the adult-use and medical cannabis industries. In addition, the pharmaceutical industry may attempt to dominate the marijuana industry through the development and distribution of synthetic products which emulate the effects and treatment of organic marijuana. Similarly, other industries such as alcoholic beverage purveyors may attempt to influence or co-opt the adult-use and medical cannabis industry. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the marijuana industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business. There may be unknown additional regulatory fees and taxes that may be assessed in the future. Any inroads other industries could make in halting or impeding the cannabis industry could have an adverse impact on our business.

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

All dollar amounts expressed in thousands, except per share amounts

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

We may face risks associated with competitive illicit enterprises dealing in cannabis.

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

There remains doubt and uncertainty that the Company will be able to legally enforce contracts it enters into. It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Due to the nature of our business and the fact that our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. For instance, there have been a number of occasions in which state courts have refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate U.S. federal law, even if there is no violation of state law. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition or prospects.

The Rohrabacher-Farr Amendment may not be renewed, potentially resulting in DOJ enforcement activities against entities in the cannabis industry.

An appropriations rider contained in various federal appropriations and spending bills since 2014 (formerly known as the ‘Rohrabacher-Farr’ Amendment); now known as the Joyce Amendment (the “Joyce Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot prosecute medical cannabis operators complying strictly with state medical cannabis laws. The Joyce Amendment does not protect state adult-use businesses, and the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. If the Joyce Amendment expires and is not renewed, federal prosecutors could prosecute even compliant medical cannabis operators for conduct within the five-year statute of limitations. On March 9, 2024, the Joyce Amendment was most recently renewed through September 30, 2024. While this current appropriations rider only applies to jurisdictions authorizing medical cannabis-related activities, supportive

All dollar amounts expressed in thousands, except per share amounts legislators continue their efforts to amend future appropriations bills to extend the prohibition on the use of federal enforcement funds against the implementation of state cannabis programs regulating cannabis for either medical or adult-use purposes.

Pursuant to the Joyce Amendment, through September 30, 2024, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws. President Biden became the first president to propose a budget with the Joyce Amendment included.

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

The effect of this change to the PACT Act could prevent the USPS from handling any package that contains ENDS shipped directly to a consumer. This could lead to a loss of carrier coverage and impact our inventory, the execution of our in-house brands and our overall revenue. While we retain both business to business and business to consumer relationships in this industry, it is undetermined what impact, if any, we will experience as individual states and merchants implement the registration, reporting, and shipping restrictions to comply with the PACT Act. Furthermore, although we continue to determine state-level applicability of the PACT Act, the jurisdictions in which we may be subject to excise tax in remain undetermined at this time.

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

Our business activities in all jurisdictions in which we operate are heavily regulated. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our business activities, including the power to limit or restrict business activities as well as impose additional requirements on our products and services. Our activities are routinely assessed for compliance with applicable regulatory requirements. Any failure by us to comply with applicable regulatory requirements could result in us becoming involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition, results or operations or prospects.

Adverse legal, regulatory or political changes could have a material adverse effect on our current and planned operations.

Achievement of our business objectives is contingent, in part, upon complying with other regulatory requirements enacted by governmental authorities and obtaining other required regulatory approvals. We will incur ongoing costs and obligations related to regulatory compliance. The regulatory regime which oversees cannabis is undergoing significant proposed changes and we cannot predict the impact of those changes on our business. Similarly, we cannot predict a timeline for securing the appropriate regulatory approvals and licenses for our products, or the extent of testing and documentation that may be required by government authorities. Any delays or failures in obtaining required regulatory

All dollar amounts expressed in thousands, except per share amounts approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business operations and finances. Failure to adapt and comply with regulations may result in additional costs for us through corrective measures, penalties and increased restrictions on our operations. In addition, changes to regulations, heightened enforcement thereof and other unanticipated events could have a material adverse effect on our operations and finances by requiring extensive changes to our operations, increasing compliance costs, generating material liabilities and affecting other aspects of our business that are currently unknown.

A drop in the wholesale or retail price of cannabis products in the geographic areas in which we operate would negatively impact our business, financial condition and results of operations.

The price and demand for the Company’s products is determined on a state-by-state basis and depends in part on the price and supply of cannabis and other raw materials in the particular state. Fluctuations in economic and market conditions and changes in regulations that impact the prices and supply of commercially grown cannabis, related raw materials or other product inputs, such as increases in the supply of cannabis and the decrease in the price of products using particular cannabis formats, could cause increased competition and restrictions on selling products, resulting in the Company’s revenues and profitability declining, which would have a negative impact on our business, financial condition and results of operations.

The future growth of the Company depends on the effectiveness and efficiency of its advertising and promotional expenditures to attract and retain customers.

The Company’s future growth and profitability will depend on the effectiveness and efficiency of advertising and promotional expenditures, including its ability to: (i) create greater awareness of its products; (ii) determine the appropriate creative message and media mix for future advertising expenditures; and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that advertising and promotional expenditures will result in revenues in the future or will generate awareness of the Company’s technologies, products or services. In addition, no assurance can be given that the Company will be able to manage its advertising and promotional expenditures on a cost-effective basis.

The Company depends on the popularity and acceptance of its brand portfolio.

Management believes that maintaining and promoting the Company’s brands is critical to expanding its customer base. Maintaining and promoting the Company’s brands will depend largely on its ability to continue to provide quality, reliable and innovative products, which it may not do successfully. The Company may introduce new products that customers do not like, which may negatively affect the brands and reputation. Maintaining and enhancing the Company’s brands may require it to make substantial investments, and these investments may not achieve the desired goals. If the Company fails to successfully promote and maintain its brands or if there are excessive expenses in this effort, its business and financial results from operations could be materially adversely affected.

We may be subject to constraints on and differences in marketing our products under varying state laws.

There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of our consumer branding communications and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. For example, the FDA regulates our products to ensure that the products are not adulterated or misbranded. We are subject to regulation by various other agencies as a result of the manufacture and sale of marijuana.

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

All dollar amounts expressed in thousands, except per share amounts

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

Management has concluded, and the report of our auditors included in this Annual Report on Form 10-K reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this filing. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our common shares and our ability to raise new capital or enter into partnerships.If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

During the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to have to obtain a waiver of financial covenant defaults expected to occur on the 2023 Refinanced Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. On October 2, 2023, the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter entered into the October Forbearance Agreement, which reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. See Note 11 — Notes Payable for additional information. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Holders have not provided the requisite notice of an event of default under these notes. We are currently

All dollar amounts expressed in thousands, except per share amounts negotiating a waiver and forbearance agreement with the Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

If we are unable to obtain relief from our debt obligations, achieve our projections, and/or unable to obtain additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this Annual Report on Form 10-K. We will likely need to engage in equity or debt financing or sell assets to secure additional funds. If we raise additional equity financing, shareholders will experience significant dilution of their ownership interests to the extent we issue a significant number of common shares, and we may experience a decline in the market price of the common shares. Our current debt requires us to pay the proceeds of any equity financing to our debtholders. Our current debt also contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common shares, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital and our ability to meet and exceed forecast. Any of the above could harm our business, results of operations and financial condition.

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

Our ability to compete and grow will be dependent on our access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in obtaining or maintaining our required supply of skilled labor, equipment, parts and components at a reasonable cost and in a timely manner, or at all. Our business is also dependent on several key inputs related to our growing operations as a vertically integrated U.S. based consumer packaged goods and pharmaceutical manufacturer in the cannabis industry including raw materials, supplies, and electricity. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operations. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and results of operations.

All dollar amounts expressed in thousands, except per share amounts

Our reliance on third-party suppliers and loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.

We are reliant on third-party suppliers to develop and manufacture our products. For example, we source our vaping product inventory from one primary supplier. We have granted a security interest in all of our assets and those of our subsidiaries to this primary supplier to secure our payment obligations. There is no guarantee that we continue to fulfill such obligations and our primary supplier may elect to cease supply of its products to us and may foreclose on our pledged assets. If this primary supplier or any other suppliers that we rely on failed to fulfill their obligations or were to terminate or otherwise materially amend their existing relationship with us, or if their operations were disrupted for any reason, then we may experience a significant interruption or negative change in the availability of key materials necessary for our business. In such event, there is no guarantee that we would find an alternative supplier on terms acceptable to us, or at all. If we fail to receive a sufficient supply of necessary materials and we are unable to satisfy customer demand for our products then there could be a material adverse effect on our revenue, operating results and operating cash flows.

Additionally, due to the uncertain regulatory landscape for regulating cannabis in the U.S., our third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for our operations, and we might be unable to find a replacement for such services in a timely manner, or at all. Loss of these suppliers, manufacturers and contractors may have a material adverse effect on our business and operational results.

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

We have significant existing indebtedness. As of December 31, 2023, we had total indebtedness of $52,160. Our indebtedness could have important consequences and significant effects on our business.

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

All dollar amounts expressed in thousands, except per share amounts

The agreements governing our indebtedness contain various covenants that limit management’s discretion in the operation of our business and any default under our debt agreements could have a material adverse impact on our business and operations.

On February 15, 2023, we issued the 2023 Refinanced Notes, which mature on February 15, 2026, and the 2023 New Notes (together with the 2023 Refinanced Notes, the “2023 Notes”), which mature on February 15, 2027. On May 15, 2023, we issued the 2023 Bridge Notes. On January 28, 2024, we entered into a Debt and Security Agreement with Shenzhen Smoore Technology Limited (the “Debt and Security Agreement”).

The 2023 Notes and the Debt and Security Agreement contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

●	incur additional debt;
●	pay dividends and make other distributions;
●	make investments and other restricted payments;
●	make acquisitions;
●	merge, consolidate or transfer all or substantially all of our assets;
●	enter into sale and leaseback transactions;
●	create liens; and
●	enter into transactions with affiliates.

The issuance of the 2023 Bridge Notes caused us to have to obtain a waiver from our note holders of the financial covenant defaults expected to occur on the 2023 Notes. As a result of the waiver, we had to pay default interest rates on the 2023 Notes, which resulted in an increase from 16.5% to 25.0%. During the three months ended September 30, 2023, the Company paid off the 2023 Bridge Notes before the maturity date, retiring the notes with no further obligations. On October 2, 2023, the Company and its subsidiaries JJ LP, Baker, CAC, and Jupiter entered into the October Forbearance Agreement, which reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remained at the default interest rate of 25.0% as of December 31, 2023. See Note 11 — Notes Payable for additional information. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. If we have to obtain a waiver of the restrictions or financial covenants in present or future financing agreements, we may be subject to increased default interest rates or have to agree to unfavorable terms which could have a material adverse impact on our business.

The 2023 Notes may be accelerated and all remedies may be exercised by the Holders in case of an event of default is declared under these notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

We may not be able to generate sufficient cash flow to meet our debt service and repayment requirements and if our lenders exercise their rights in the event of a default it would have material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

The 2023 Notes are subject to prepayment obligations and our ability to service our debt depends on our ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate cash flow from operations to service or to repay these debt obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations or obtain waivers from our debt holders, we would be in default. We cannot provide

All dollar amounts expressed in thousands, except per share amounts any assurances that we will have the sufficient capital or be able to raise the necessary amount of capital to repay these obligations, that we will be successful in obtaining waivers for any defaults under these obligations on favorable terms or at all, that any obligations that are convertible will be converted into equity or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on our assets. Accordingly, if our lenders exercise their rights or remedies in the event of a default by us, it would have a material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

Mark Scatterday has significant influence over the Company and may have interests that conflict with those of our other shareholders.

Based on a Schedule 13G/A filing made with the SEC on February 27, 2023, as of that date, Mark Scatterday, who was the Chief Executive Officer of the Company from May 2019 to May 2021 and a director from April 2019 until February 2023, beneficially owned 18.5% of our outstanding common shares, after taking into account his ownership of securities that would convert into, or are exercisable for, our common shares within 60 days of such date. As a result of his beneficial ownership of our common shares and assuming conversion and exercise of his convertible securities, he has sufficient voting power to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. The interests of Mr. Scatterday may conflict with the interests of other shareholders. Mr. Scatterday’s significant beneficial ownership may also adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.

In addition, Mr. Scatterday, through an affiliated entity, is our largest secured creditor as the holder of approximately $22,899 in the aggregate principal amount of the total principal amount of $46,260 of our outstanding secured promissory notes as of December 31, 2023. As such, Mr. Scatterday has significant influence over our management and policies and may be in a position to determine whether to permit transactions, waive defaults or accelerate our indebtedness. Additionally, Mr. Scatterday, together with the other note holders, has the right to designate two nominees on our board of directors. As a result, the presence of directors nominated by these holders enables them to influence and impact future actions taken by our board of directors.

Our shareholders may experience significant dilution as a result of the issuances of common shares upon exercise of our outstanding warrants or the trigger of the anti-dilution rights under the warrants, and the market price of our common shares could be adversely affected.

As of December 31, 2023, we had outstanding warrants to purchase an aggregate of 101,045,592 common shares. Any future exercises of these warrants will be dilutive to our existing shareholders. The triggering of the anti-dilution rights in the warrants may also result in such securities being exercisable for a significant number of additional common shares and/or exercisable for a reduced exercise price. As a result, the number of shares issuable could prove to be significantly greater than they are currently and could result in substantial dilution to our other shareholders. Sales of substantial amounts of our common shares in the public or private market, a perception in the market that such sales could occur, or the issuance of shares as a result of exercise of the warrants or increase in the issuable securities under the warrants, could adversely affect the market price of our common shares.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

We expect to incur significant ongoing costs and obligations related to our investment in growth and regulatory compliance, which could have a material adverse effect on our operations, financial condition and cash flow. In addition, changes in regulations, heightened enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or generate material liabilities. Any of these occurrences could have a material adverse effect on our operations and financial condition. Our efforts to grow may prove to be more costly than expected,

All dollar amounts expressed in thousands, except per share amounts and we may not be able to increase our revenue sufficiently to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including other risks described herein, unforeseen expenses, compliance or operating difficulties, complications and delays, and other events presently unknown to us.

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

There is no assurance that our cash flows and debt or other financing will be sufficient to fund our operations.

There is no assurance that our cash flows, and debt or other financing will be sufficient to fund the Company’s operations. As of December 31, 2023 and 2022, the Company had total current liabilities of $76,072 and $125,497, respectively, and cash and cash equivalents of $2,034 and $2,202, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access its available debt financing or access additional debt or other financing. If the Company is unable to achieve targeted operating performance or is unable to access existing debt financing or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of our operations until such time as additional debt or capital financing becomes available. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion regarding its liquidity position.

We are a holding company and are dependent on the earnings and distributions by our subsidiaries.

We are a holding company and all of our assets are the capital stock of our subsidiaries in each of the markets that we operate in and/or hold or recently held licenses in the adult-use and/or medicinal cannabis marketplace in Massachusetts, Ohio and Pennsylvania; and have no material assets other than: (i) cash on hand; and (ii) ownership of our subsidiaries and minority interests in certain operating companies. As a result, our investors are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. To the extent that we require funds, and our subsidiaries and such other entities are restricted from making such distributions by applicable law, regulation or contract, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, as well as our ability to make distributions to our shareholders. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us. We have no earnings or dividend record and the ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. Any dividends paid by us would be subject to tax and potentially withholdings. We do not anticipate paying any dividends in the foreseeable future.

We do not intend to pay dividends and any future dividends will depend upon, among other things, the results of our operations.

We have never declared or paid any cash dividends and do not currently intend to do so in the foreseeable future. The payment and amount of any future dividends will depend upon, among other things, the results of our operations, cash flow, financial condition and variable and capital requirements. There is no assurance that future dividends will be paid and if dividends are paid, there is no assurance as to the amount of any such dividends.

All dollar amounts expressed in thousands, except per share amounts

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

We and our affiliates will be exposed to the risk that any of our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate, (i) government regulations, (ii) manufacturing standards, (iii) federal and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our and our affiliates’ employees and other third parties and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our or our affiliates’ employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to environmental regulations that govern, among other things, the emissions of pollutants into the air, wastewater discharges, the generation, transportation and disposal of solid and hazardous waste, the investigation and remediation of soil and groundwater contamination and the health and safety of our employees. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations.

Government environmental approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed business activities or from proceeding with the development of our operations as currently proposed.

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

There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Climate change or significant weather events may accelerate or exacerbate environmental conditions in ways that adversely affect the business due to potential negative effects on agricultural conditions, increased difficulty in construction projects to support our operations, and ownership or leasing of real property generally. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions.

We are highly dependent on certain key personnel and if we are unable to attract and retain key personnel, we may not be able to compete effectively in the cannabis market.

Our success has depended and continues to depend upon our ability to attract and retain key management, as well as technical experts and sales personnel. We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in targeted areas. Our inability to attract and retain employees or engineering and technical support resources could have a material adverse effect on our business, operations, sales, cash flow or financial condition. Shortages in qualified personnel, increased personnel costs, or the loss of key personnel could adversely affect our financial condition, operations of the business and could limit our ability to develop and market our cannabis- related products. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We do not maintain key person life insurance policies on any of our employees.

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

All dollar amounts expressed in thousands, except per share amounts

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

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of our common shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which might result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely affected and the trading price of our common shares might be materially adversely affected.

Since our securities are currently quoted on the OTCQB, our shareholders may face significant restrictions on the re-sale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. We do not know whether our common shares will be exempt from registration under the laws of any state. Since our common shares are currently quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for the common shares. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, the common shares. Investors should therefore consider the resale market for our common shares to be limited.

The Company has a history of losses and may continue to incur losses in the future.

The Company has incurred both operating and net losses in each of its last six fiscal years, has incurred losses through the first part of the current fiscal year, and may continue to incur losses in the future as it continues to invest in its facilities, products, processes and services. This lack of profitability limits the resources available to the Company to fund its operations and to invest in new products and services and otherwise improve its business operations. The Company cannot assure you that it will be able to operate profitably or generate positive cash flows. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

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

All dollar amounts expressed in thousands, except per share amounts

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

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. Although we have detailed procedures in place for testing our products and make significant efforts to ensure that our service providers implement procedures of a similar nature, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise thereto. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Additionally, if one of our significant brands were subject to recall, the image of that brand and we could be harmed. Consumers may lose confidence in our products whether affected or not and our brand may be materially damaged. We may also be unable to meet customer demand and may lose customers who have to purchase alternative brands or products. A loss of sales volume from a contamination event may occur, and such a loss may affect our ability to supply our current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. Moreover, product recalls can lead to increased scrutiny of operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses. A recall for any reason could lead to decreased demand for our products and could have a material adverse effect on our operations and financial condition.

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

All dollar amounts expressed in thousands, except per share amounts for or against the approval of such participation or such terms. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

Management may not be able to successfully implement and maintain adequate internal controls over financial reporting.

We are subject to various reporting and other regulatory requirements in Canada and the U.S. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act and requirements in Canada regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the common shares and an adverse effect on our business.

We face costs of maintaining a public listing and being a reporting company in Canada and the U.S. which could adversely affect our business, financial condition and results of operations.

As a public company with securities listed on the Cboe Canada, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the Cboe Canada require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

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

All dollar amounts expressed in thousands, except per share amounts

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

Risks Related to Macro-Economic Conditions

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

We may be adversely affected by boycotts, civil unrest, trade disputes, and other geo-political disruptions.

We may be adversely affected by boycotts, civil unrest and other geo-political disruptions. These events may damage our properties, deny us access to an adequate workforce, increase the cost of energy and other raw materials, temporarily or permanently close our facilities, disrupt the production, supply and distribution of our products and potentially disrupt information systems.

If significant tariffs or other restrictions are placed on goods imported into the U.S. from China or any related countermeasures are taken by China, our revenue and results of operations may be materially harmed. Currently, the average tariffs on the majority of goods imported from China is 19.8%, which is significantly higher than before additional duties were imposed in 2018. These tariffs apply primarily to our vaporizer and vaporizer accessory products, and as a result, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations where feasible, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

International conflict has materially adversely affected and is likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

Other parties may claim that our products infringe on their proprietary and other protected rights. Such claims, if meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages. We may also need to obtain licenses from third parties who allege that we have infringed on their lawful rights. As such, we may not be able to obtain or utilize such rights or licenses at all or on terms that are favorable to us.

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

All dollar amounts expressed in thousands, except per share amounts

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

Given the nature of our products and our lack of legal availability outside of channels approved by applicable governmental and regulatory authorities, as well as the concentration of inventory in our facilities, there remains a risk of security as well as theft. If there was a breach in security systems and we become a victim of robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment, or if there was a failure of information systems or a component of information systems, depending on the nature of any such breach or failure, it could adversely impact our reputation, business continuity and results of operations. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase our expenses relating to the resolution and future prevention of such breaches and deter potential consumers from choosing our products.

We are subject to data privacy laws, rules and regulations and any non-compliance with such laws, rules and regulations, could adversely affect our business, financial condition and operating results.

We are subject to laws, rules and regulations in the U.S. (such as the California Consumer Privacy Act (“CCPA”)) and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators, customers, investors and the public, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the CCPA and the privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

Risks Related to our Acquisitions and Growth Strategy

We may not be able to successfully identify and execute future acquisitions or dispositions, or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruptions of our ongoing business; (ii) distractions of management; (iii) an increase in our leverage financially; (iv) failure to realize the anticipated benefits and cost savings in a reasonable time frame, or at all; (v) an increase in the scope and complexity of our operations; and (vi) a loss or reduction of control over certain of our assets.

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

There may be additional risks we may face after we identify specific potential new acquisitions, product line expansions, and expansions into new geographic markets or lines of business.

Our ability to complete strategic alliances or partnerships will be dependent on and may be limited by the availability of suitable candidates and capital.

We currently have, and may in the future enter, into partnerships or strategic alliances with third parties that we believe will complement or augment our existing business. Such partnerships or strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management’s time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances or partnerships could result in the incurrence of additional debt, costs and contingent liabilities and there can be no assurance that future strategic alliances or partnerships will achieve, or that our existing strategic alliances or partnerships will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

All dollar amounts expressed in thousands, except per share amounts

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors (the “Board”), primarily through its audit committee of the Board (the “Audit Committee”). These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Annual Report on Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors, “We are reliant on information technology systems and may be subject to damaging cyber-attacks or security breaches” and “We are subject to data privacy laws, rules and regulations and any non-compliance with such laws, rules and regulations, could adversely affect our business, financial condition and operating results” in this Annual Report on Form 10-K.

Governance

Board of Directors

The Audit Committee oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. The Company’s Senior Vice President Head of Information Technology (“SVP IT”) provides reports on cybersecurity matters, including material risks and threats, annually or more frequently as appropriate to the Board, including to the Audit Committee.

Management

Under the oversight of the Audit Committee, and as directed by the SVP IT, Company management is primarily responsible for the assessment and management of material cybersecurity risks.

The SVP IT brings over two decades of extensive experience in global technology organizations spanning various industries. With a background encompassing more than 20 years of expertise in information security, risk management, and compliance, the SVP IT has successfully led cyber security initiatives and ensured compliance with regulatory standards such as Payment Card Industry (“PCI”) and Sarbanes-Oxley (“SOX”). The SVP IT is also supported by an Incident Response Team Security Officer (“IRT Security Officer”) who provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents. The Company’s IRT Security Officer has completed rigorous cybersecurity awareness and threat response training, equipped with the skills to develop effective incident response plans and swiftly mitigate emerging cyber threats. With expertise in threat detection, incident coordination, and remediation, the IRT Security Officer contributes to enhancing the Company’s cybersecurity posture and readiness.

All dollar amounts expressed in thousands, except per share amounts

The SVP IT oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The SVP IT also coordinates with the Company’s General Counsel and Interim Chief Financial Officer and Chief Accounting Officer (the “Interim CFO and CAO”) to assess and manage material risks from cybersecurity threats. The SVP IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.

The Company’s Disclosure Committee, with the assistance of its Cybersecurity Subcommittee, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Interim CFO and CAO, General Counsel, Vice President of Investor Relations and Communications, Corporate Controller, and Financial Reporting Manager. The Cybersecurity Subcommittee of the Company’s Disclosure Committee is comprised of, among others, the Company’s Interim CFO and CAO, SVP IT, General Counsel, Corporate Controller, and IRT Security Officer.

The SVP IT, or a delegate, informs the Cybersecurity Subcommittee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes. The Cybersecurity Subcommittee is also primarily responsible for advising the Disclosure Committee and the Company’s CEO and Interim CFO and CAO regarding cybersecurity disclosures in public filings. The SVP IT, with the General Counsel in attendance, also notifies the Audit Committee chair of any material cybersecurity incidents.

ITEM 2.     PROPERTIES

Leases

The following table sets forth the Company’s principal properties as of December 31, 2023:

Location	Square Feet		Purpose	Segment	Leased/Owned
Phoenix, AZ	13,115		Administrative/R&D	Accessories/Corporate	Leased
Cambridge, MA	9,882		Retail (medical only dispensary)	Cannabis	Leased
Taunton, MA	539,273	*	Cultivation, manufacturing/processing, and retail sale/distribution	Cannabis	Leased
Taunton, MA	20,000		Retail sale/distribution	Cannabis	Leased
Brockton, MA	6,000		Retail sale/distribution	Cannabis	Leased
Garfield Heights, OH	24,314		Manufacturing/processing and distribution	Cannabis	Leased
Elyria, OH	6,180		Vacant	Cannabis	Owned
White Haven Borough, PA	478,724	*	Cultivation, manufacturing/processing, and distribution	Cannabis	Leased
Total Square Footage	1,097,488

* Represents total square footage of parcel

All properties are subject to liens by creditors as described in Note 11 — Notes Payable to the consolidated financial statements for the fiscal year ended December 31, 2023.

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

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and SVT. As explained below, Haze NV later amended its complaint to name a second plaintiff, the Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finders’ Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023. By order dated March 18, 2024, the Supreme Court of the State of Nevada dismissed the Plaintiffs’ appeal due to lack of appellate jurisdiction.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

All dollar amounts expressed in thousands, except per share amounts

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares are listed on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT”. The common shares were also previously quoted on the OTCQX until September 5, 2023. The common shares are currently quoted on the OTCQB under the symbol “TLLTF”. The Company’s compressed shares (“Compressed Shares”) are not listed or quoted on any exchange and there is no established public trading market for the Compressed Shares.

The following table indicates the high and low values with respect to trading activity for the common shares on the Cboe Canada for the periods indicated below (Source: Refinitiv EIKON).

Period	Low Trading Price (C$)	High Trading Price (C$)
Year Ended December 31, 2023
Fourth Quarter Ended December 31, 2023	0.020	0.090
Third Quarter Ended September 30, 2023	0.025	0.095
Second Quarter Ended June 30, 2023	0.025	0.095
First Quarter Ended March 31, 2023	0.050	0.130

Year Ended December 31, 2022
Fourth Quarter Ended December 31, 2022	0.040	0.195
Third Quarter Ended September 30, 2022	0.155	0.260
Second Quarter Ended June 30, 2022	0.120	0.390
First Quarter Ended March 31, 2022	0.225	0.415

The price of the common shares as quoted by the Cboe Canada at the close of business on December 31, 2023, was C$ 0.025.

The following table indicates the high and low values with respect to trading activity for the common shares on the OTCQX or OTCQB, as applicable, for the periods indicated below (Source: Refinitiv EIKON). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Period	Low Trading Price (US$)	High Trading Price (US$)
Year Ended December 31, 2023
Fourth Quarter Ended December 31, 2023	0.02	0.07
Third Quarter Ended September 30, 2023	0.02	0.07
Second Quarter Ended June 30, 2023	0.02	0.07
First Quarter Ended March 31, 2023	0.04	0.09

Year Ended December 31, 2022
Fourth Quarter Ended December 31, 2022	0.03	0.15
Third Quarter Ended September 30, 2022	0.11	0.21
Second Quarter Ended June 30, 2022	0.07	0.31
First Quarter Ended March 31, 2022	0.17	0.35

All dollar amounts expressed in thousands, except per share amounts

Shareholders

As of February 29, 2024, there are 904 holders of record of common shares and zero holders of record of the Compressed Shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds

A total of 110,690 common shares were issued during the quarterly period ended December 31, 2023 to a former employee. The issuance of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act. The Company did not receive any proceeds from the issuance.

Issuer Purchases of Equity Securities

None.

ITEM 6.     RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the Item 1A. Risk Factors section of this Annual Report. See also the Cautionary Note Regarding Forward-Looking Statements, as actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview

The Company was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the BCBCA pursuant to a Certificate of Continuance dated November 14, 2018. The Company’s head office is located in Phoenix, Arizona and its registered office is located in Vancouver, British Columbia.

The Company operates through two business divisions: Inhalation Technology and Cannabis. The Inhalation Technology division encompasses the Jupiter business, through which the Company sells vape and accessory products and services to regulated markets across 40 states in the U.S., as well as Canada, Israel, South America and the European

All dollar amounts expressed in thousands, except per share amounts

Union. The Cannabis division includes operations in Massachusetts at CAC, in Pennsylvania at Standard Farms PA and in Ohio at Standard Farms OH.

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

Please refer to Note 20 — Subsequent Events in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2023.

Certain Trends and Uncertainties

The Company’s business, financial condition and results of operations may be impacted by certain trends and uncertainties. See Item 1A. Risk Factors in this Annual Report on Form 10-K and Liquidity and Capital Resources below for a discussion of these and other risks that may affect the Company.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022
Revenues, net	$165,956	$174,188
Cost of goods sold	(141,580)	(136,020)
Gross profit	24,376	38,168
Operating loss	(43,152)	(90,862)
Total other expense	(24,004)	(13,596)
Loss from operations before income tax and non-controlling interest	(67,156)	(104,458)
Net loss before non-controlling interest	(63,817)	(107,464)
Net income attributable non-controlling interest	1,433	9
Net loss attributable to TILT Holdings Inc.	(62,384)	(107,455)

All dollar amounts expressed in thousands, except per share amounts

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

Revenue for the year ended December 31, 2023 was $165,956, down from $174,188 for the year ended December 31, 2022, reflecting a year-over-year decrease of $8,232 or 5%. The decrease was primarily attributable to Jupiter which decreased revenue by $8,097 or 6%, mainly driven by a lower average price in certain product lines as market prices have decreased. Additionally, revenue in the Cannabis division for the year ended December 31, 2022 decreased by $135 or 0% year-over-year, mainly in the Company’s Massachusetts operations driven by lower wholesale volume and price normalization across the market. The foregoing decrease in revenue from Massachusetts was offset by the revenue from Pennsylvania and Ohio cannabis operations, which increased year-over-year driven primarily by growing sales volume.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the year ended December 31, 2023 was $141,580, up from $136,020 for the year ended December 31, 2022, reflecting a year-over-year increase of $5,560 or 4%, primarily due to non-cash adjustments to inventory in the Cannabis division as a result of a shift in the Company’s product strategy aimed at better aligning resources and product offerings with trends in customer demand which led the Company to conclude that certain products were obsolete and other products required adjustment to their net realizable value. Increased Cannabis division sales volume in Pennsylvania and Ohio contributed to the year-over-year increase in cost of goods sold, partially offset by decreased cost of goods sold at Jupiter mainly due to lower average cost per unit in certain product lines.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the year ended December 31, 2023 was $24,376, down from $38,168 for the year ended December 31, 2022, which reflects a year-over-year decrease of $13,792 or 36%. Gross margin was 15% and 22% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross profit and gross margin was mainly due to the non-cash inventory adjustments in the Cannabis division described above and price normalization in Massachusetts and Pennsylvania cannabis markets.

All dollar amounts expressed in thousands, except per share amounts

Total Operating Expenses

Total operating expenses primarily consist of costs incurred at the Company’s corporate offices, share-based compensation, personnel costs including wages and employee benefits, professional service costs including accounting and legal expenses, rental costs associated with certain of the Company’s offices and facilities, insurance expenses, costs associated with advertising and marketing the Company’s products and other general and administrative expenses which support the Company’s business.

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Wages and benefits	$21,120	$22,045
General and administrative	17,692	20,713
Sales and marketing	1,163	2,450
Share-based compensation (benefit) expense	(1,665)	3,327
Depreciation and amortization	16,618	18,352
Impairment loss and loss on disposal of assets	12,600	62,143
Total operating expenses	$67,528	$129,030

Total operating expenses for the year ended December 31, 2023 was $67,528, a decrease of $61,502 or 48% year-over-year from $129,030. The decrease was primarily in impairment loss related to annual impairment testing of goodwill. In addition, there was a share-based compensation benefit for the year ended December 31, 2023 that was predominantly related to the forfeiture of equity awards by the Company’s former CEO and the reversal of share-based compensation related to a CGSF consulting project as the Company determined that certain performance milestones were no longer probable. See Note 14 – Shareholders’ Equity for further details. Further operating expenses decreased in general and administrative expense chiefly driven by a decrease in professional fees related to litigation and overall cost control efforts in the corporate office, a decrease in depreciation and amortization due to fewer amortizable intangible assets, a decrease in sales and marketing expense mainly in connection with changes in management during the period which resulted in a shift in strategy aimed at more efficiently focusing the Company’s resources, and a decrease in wages and benefits predominantly driven by the decrease in headcount from 437 to 358 during the period.

Impairment Losses

Impairment losses for the year ended December 31, 2023 were $12,600, a decrease of $49,543 year-over-year from $62,143. The decrease is primarily due to goodwill impairment. The goodwill and intangible assets impairments were mainly related to annual impairment testing for Standard Farms PA, wherein the carrying amount of the reporting unit exceeded its fair value resulting in an impairment charge of the remaining goodwill balance for the reporting unit of $3,030. The Company also recorded an impairment loss of $4,179 related to its license rights for Standard Farms PA. The impairment charges were primarily driven by changes in cannabis market conditions and in the current capital market environment.

Additionally, during the period the Company refocused on its core assets, including within Massachusetts retail operations, reducing the operating capacity of certain of its dispensaries triggering an impairment analysis which resulted in an impairment of fixed assets, right-of-use assets and leasehold improvements of $3,994. See Note 5 — Property, Plant and Equipment and Assets Held for Sale and Note 13 — Leases for further details. Further, in connection with the refocus on core business assets, the Company divested its interest in SFNY, incurring a $737 impairment expense related to the write-down of a CGSF management contract. The Company also recorded a $325 impairment loss during the period driven by the finding that certain assets held for sale had a carrying value in excess of their fair market value. The remaining impairment expenses of $335 were related to various property, plant and equipment impairment charges.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Interest income	$-	$215
Other income	128	9
Change in fair value of warrant liability	-	2,394
Gain (loss) on sale of assets and membership interests	8,882	-
Unrealized loss on investment	(6,401)	(296)
Loan receivable losses	(5,602)	(1,677)
Interest expense	(20,999)	(14,241)
Loss on foreign currency exchange	(12)	-
Total other expense	$(24,004)	$(13,596)

Other expense for the year ended December 31, 2023 was $24,004, an increase of $10,408 from other expense of $13,596 for the year ended December 31, 2022, primarily due to an increase in interest expense related to the lease liability at the Company’s Taunton Facility and by higher interest rates on the Company’s debt. In addition, there was an increase in unrealized loss on investment mainly driven by the write-down of the Company’s holdings of HERBL Inc. (“HERBL”) class B common shares to zero following HERBL entering receivership in June 2023, an increase in loan receivable losses driven by the Company’s current expected credit losses (“CECL”) analysis of loans receivable mainly related to the divestiture of SFNY as described in Note 9 – Loans Receivable, and a decrease in non-cash income due to the change in fair value of warrant liability as there was no warrant liability for the period (refer to Note 3 — Fair Value Measurements for further details). Partially offsetting the foregoing, there was an increase in gain on sale of assets and membership interests predominantly driven by the sale-leaseback transaction with IIP pertaining to its White Haven, Pennsylvania facility in the Pennsylvania Transaction described in Note 5 – Property, Plant & Equipment and Assets Held for Sale.

Income Tax Benefit (Expense)

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code (the “IRC”) under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax benefit for the year ended December 31, 2023 was $3,339, an increase of $6,345 from income tax expense of $3,006 for the year ended December 31, 2022. See Note 16 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded a net loss of $62,384 for the year ended December 31, 2023 compared to net loss of $107,455 for the prior year, for a decrease in net loss of $45,071 primarily driven by the $61,502 decrease in operating expense which was predominantly due to the $49,543 decrease in non-cash impairment loss, and the $6,345 increase in income tax benefit, partially offset by the $13,792 decrease in gross profit, and $10,408 increase in other expense.

All dollar amounts expressed in thousands, except per share amounts

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Sources and Uses of Cash

The Company’s balance of cash and cash equivalents was $2,034 as of December 31, 2023. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest as further described in Liquidity Risk below; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, third-party debt, and proceeds from the sale and leaseback of certain of the Company’s properties.

Key factors that could affect the Company’s internal and external sources of cash include:

●	Changes in demand for the Company’s products, including as a result of competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, and our ability to achieve further reductions in operating expenses.
●	Limitations on our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect, from time to time.

The following are some of the significant sources and uses of cash during 2023 outside of the Company’s operating activities and regular capital expenditures:

●	On February 15, 2023, the Company completed the Pennsylvania Transaction, receiving gross proceeds of $15,000.
●	On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. Total proceeds from and repayments on the Revolving Facility for the year ended December 31, 2023 were $119,568 and $125,991, respectively.
●	On May 15, 2023, the Company issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”) with certain Note Holders. The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500.
●	Repayments on notes payable of $15,116, of which $4,500 was related to retirement of the 2023 Bridge Notes and $10,325 was related to repayment of the 2019 Senior Notes and a portion of the 2019 Junior Notes.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $62,399 during the year ended December 31, 2023 and has an accumulated deficit of $1,026,087 as of December 31, 2023. Additionally, as of December 31, 2023, the Company had negative working capital of $19,798, compared to negative working capital of $39,570 as of December 31, 2022. The increase in working capital year-over-year was primarily driven by the refinancing of the 2019 Junior Notes. The negative working capital as of December 31, 2023 was mainly related to certain notes payable becoming due within the next 12 months including the Company’s Revolving Facility, the Employee Retention Credit Note and obligations under the 2023 Notes. See Note 11 — Notes Payable for additional details.

All dollar amounts expressed in thousands, except per share amounts

During the year ended December 31, 2023, the Company (i) completed the Pennsylvania Transaction, (ii) refinanced the 2019 Junior Notes, (iii) extended the maturity date of and increased the amount available under the Revolving Facility, (iv) obtained additional funds through the 2023 Bridge Notes and paid off such 2023 Bridge Notes before the maturity date, and (v) divested its interests in SFNY. For further details regarding these transactions, see Note 5 — Property, Plant and Equipment and Assets Held for Sale, Note 11 — Notes Payable, and Note 13 — Leases.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; and (v) obtaining other financings as necessary. The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. The issuance of the 2023 Bridge Notes required the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes and 2023 New Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the October Forbearance Agreement. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded, and the report of our auditors in this Annual Report on Form 10-K reflect, that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. These financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Part I, Item 1A. Risk Factors for further details.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the consolidated financial statements:

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$5,367	$8,612
Net cash provided by (used in) investing activities	13,170	(16,837)
Net cash (used in) provided by financing activities	(18,691)	4,783
Effect of foreign exchange on cash and cash equivalents	(14)	(10)
Net changes in cash and cash equivalents	$(168)	$(3,452)

All dollar amounts expressed in thousands, except per share amounts

For the year ended December 31, 2023, cash was provided by (used in):

●	Operating activities: $5,367. The cash provided by operating activities for the year ended December 31, 2023 decreased $3,245 as compared to the year ended December 31, 2022. The decrease was primarily driven by the increase in cash paid for interest due to higher interest rates on the Company’s debt.
●	Investing activities: $13,170. The cash provided by investing activities for the year ended December 31, 2023 increased $30,007 as compared to the year ended December 31, 2022. The increase was mainly driven by the proceeds from the Pennsylvania Transactions described in Note 5 — Property, Plant and Equipment and Assets Held for Sale. The cash used in investing activities for the year ended December 31, 2022 was mainly related to the Taunton Facility Transactions as described in Note 12 — Massachusetts Lease Liability.
●	Financing activities: ($18,691). The cash used in financing activities for the year ended December 31, 2023 increased $23,474 as compared to the year ended December 31, 2022. The increase was mainly driven by a decrease in the proceeds from borrowing, mainly related to the Taunton Facility Transactions during 2022 described in Note 12 — Massachusetts Lease Liability.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due – refer to Liquidity and Capital Resources section for risk mitigation plan.

The following are the remaining contractual maturities of financial liabilities for the year ended December 31, 2023:

	Carrying amount	Total	< 6 months	6-12 months	1-5 years
Accounts payable and accrued liabilities	$49,098	$49,098	$48,972	$126	$-
Notes payable	52,160	65,510	2,249	14,944	48,317
Total	$101,258	$114,608	$51,221	$15,070	$48,317

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control. As of December 31, 2023, the Company was subject to interest rate risk in connection with the Revolving Facility, the 2023 Refinanced Notes, and the 2023 New Notes, all of which bear interest at variable rates.

All dollar amounts expressed in thousands, except per share amounts

Currency Risk

The operating results and financial position of the Company are reported in U.S. dollars. Some of the Company’s financial transactions are denominated in currencies other than the U.S. dollar. The results of the Company’s operations are subject to currency transaction and translation risks. The Company’s exposure to currency risk is minimal.

For the years ended December 31, 2023 and 2022, the Company had no hedging agreements in place with respect to foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s trade receivables, advances for acquisition targets and loans receivable. The carrying amounts for these financial assets represent their maximum credit exposure to the Company.

•Trade Receivables

The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Accounts receivable related to online sales are held in reputable merchant accounts and are typically received within a short period of time between 45-60 days. Additionally, the Company assesses the risk that accounts may not be collectible and has an allowance for doubtful accounts that reflects our assessment of CECL as of the reporting date. As of December 31, 2023 and December 31, 2022, the Company was not materially exposed to any significant credit risk related to counterparty performance of outstanding trade receivables.

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

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is ‘credit impaired’ when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or amounts being past due.

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

All dollar amounts expressed in thousands, except per share amounts

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its CEO and Interim CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in 2023, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Independent Registered Accounting Firm’s Report on Internal Control Over Financial Reporting

As a non-accelerated filer and an emerging growth company, as defined under the terms of the Jumpstart Our Business Startups Act of 2012, as amended, our independent registered accounting firm is not required to issue a report on the effectiveness of the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

All dollar amounts expressed in thousands, except per share amounts

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of ethics entitled “TILT Holdings Inc. Code of Business Conduct and Ethics” that applies to directors, officers, employees, consultants and contractors (the “Code of Ethics”). The Code of Ethics may be accessed through the “Governance” section of our website at www.tiltholdings.com. We have also elected to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics” through our website, and such information will remain available on this website for at least a 12-month period. A copy of the Code of Ethics is available in print to any shareholder who requests it.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance as of December 31, 2023:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities remaining
	outstanding options,	price of outstanding options,	available for future issuance
Plan Category	warrants and rights	warrants and rights	under equity compensation plans(1)
Equity compensation plans approved by security holders	19,482,231	$0.62	31,051,783
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	19,482,231	$0.62	31,051,783

_____________

(1)	The maximum number of common shares issuable upon the vesting or exercise of awards granted under the Amended and Restated 2018 Stock and Incentive Plan (the “Plan”) is 60,000,000.

Other information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.4†	Form of Warrant Certificate issued on February 15, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 16, 2023).
4.5†	Form of Common Share Purchase Warrant issued on November 22, 2019 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023).

Exhibit No.	Description of Exhibit

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023).
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

10.17+

TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.18+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Amended and Restated Stock Option Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.19+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Restricted Stock Unit Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.20+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Performance Stock Unit Award Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.21

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated June 17, 2022 by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.22

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 30th day of September 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

10.23

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, effective as of the 24th day of October 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

10.24	Form of Amendment No. 1 to the Senior Secured Promissory Note (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).

Exhibit No.	Description of Exhibit

10.25	Amendment No. 2 to Promissory Note, dated as of October 24, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).
10.26	Amendment No. 3 to Promissory Note, dated as of November 14, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on November 14, 2022).
10.27+

Amendment to Executive Employment Agreement dated December 1, 2022 by and between TILT Holdings Inc. and Dana Arvidson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2022).

10.28+

TILT Executive Employment Agreement dated November 29, 2022 by and between TILT Holdings Inc. and Brad Hoch (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2022).

10.29+

TILT Executive Employment Agreement dated December 1, 2022 by and between TILT Holdings Inc. and Christopher Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 1, 2022).

10.30+†

Separation Agreement dated April 21, 2023 by and between TILT Holdings Inc. and Gary F. Santo, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.31+#

Employment Agreement dated September 26, 2023, by and between TILT Holdings Inc. and Tim Conder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.32+	Executive Employment Agreement, dated September 24, 2021, by and between TILT Holdings Inc. and Mark Higgins (filed herewith).
10.33+	Amendment to Executive Employment Agreement, dated December 1, 2022, by and between TILT Holdings Inc. and Mark Higgins (filed herewith).
10.34

Fifth Amendment to Purchase And Sale Agreement And Joint Escrow Instructions, effective as of the 30th day of December 2022, by and between White Haven RE, LLC and IIP-PA 9 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2023).

10.35	Form of Amendment No. 4 to Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 3, 2023).
10.36†#

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

10.37†#

Unmarked Form of Secured Note Purchase Agreement, dated as of November 1, 2019, as amended by that First Amendment to Secured Note Purchase Agreement dated February 15, 2023 (incoporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.38†

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

10.39†

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

Exhibit No.	Description of Exhibit

10.40†

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

10.41†

Amended and Restated Canadian Security Agreement dated February 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 16, 2023).

10.42#

Trademark Security Agreement dated February 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 16, 2023).

10.43#

Canadian Trademark Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 16, 2023).

10.44#

Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 16, 2023).

10.45#

Canadian Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 16, 2023).

10.46†	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 16, 2023).
10.47†	Form of Promissory Note (AP Note) (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on February 16, 2023).
10.48*#

Secured Note Purchase Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.49*

Pledge Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC, and the other subsidiaries a party thereto, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.50*

Security Agreement dated May 15, 2023 by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.51*

Guaranty dated May 15, 2023, by and among TILT Holdings Inc., Jimmy Jang Holdings Inc., Jimmy Jang L.P., Jupiter Research, LLC, Baker Technologies, Inc., Sea Hunter Therapeutics, LLC, Commonwealth Alternative Care, Inc., SH Finance Company, LLC, JJ Blocker Co., SFNY Holdings, Inc., Standard Farms New York, LLC, CGSF Group, LLC, Standard Farms Ohio, LLC, Standard Farms LLC and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.52*

Canadian Security Agreement dated May 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

Exhibit No.	Description of Exhibit

10.53#

Trademark Security Agreement dated May 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.54#

Canadian Trademark Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.55#

Patent Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.56#

Canadian Patent Security Agreement dated May 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.57

Consent, Confirmation, Limited Waiver and Forbearance Agreement dated May 15, 2023, by and among TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.58

Subordination and Intercreditor Agreement dated May 15, 2023, by and among Entrepreneur Growth Capital LLC, TILT Holdings Inc., and Jupiter Research, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).

10.59*	Form of 2023 Bridge Notes (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023).
10.60*#

Membership Interest Purchase Agreement dated September 1, 2023, by and among SFNY Holdings, Inc., Standard Farms New York, LLC and CGSF Investments LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023).

10.61

Loan Termination Agreement dated September 1, 2023, by and between CGSF Group LLC and SFNY Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023).

10.62

Limited Waiver and Continued Forbearance Agreement dated October 2, 2023 by and among Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023).

10.63*

Debt and Security Agreement, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzen Smoore Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.64*

Guaranty, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzen Smoore Technology Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.65

Side Letter, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzen Smoore Technology Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.66

Subordination and Intercreditor Agreement, dated January 28, 2024, by and between Entrepreneur Growth Capital LLC, Jordan Geotas, Shenzhen Smoore Technology Limited, and Jupiter Research, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

Exhibit No.	Description of Exhibit

10.67*

Trademark Security Agreement, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.68*

Equity Pledge Agreement, dated January 28, 2024, by Jimmy Jang, L.P. in favor of Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

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

Date: March 22, 2024	TILT HOLDINGS INC.

By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer (Principal Executive Officer)

Each person whose individual signature appears below hereby authorizes and appoints Tim Conder and Brad Hoch, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tim Conder	Chief Executive Officer and Director	March 22, 2024
Tim Conder	(Principal Executive Officer)

/s/ Brad Hoch	Interim Chief Financial Officer and Chief Accounting Officer	March 22, 2024
Brad Hoch	(Principal Financial Officer and Principal Accounting Officer)
/s/ John Barravecchia	Director	March 22, 2024
John Barravecchia

/s/ Adam R. Draizin	Director	March 22, 2024
Adam R. Draizin

/s/ George Odden	Director	March 22, 2024
George Odden

/s/ Arthur Smuck	Director	March 22, 2024
Arthur Smuck

TILT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and Board of Directors of TILT Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TILT Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. Additionally, the Company is not in compliance with certain note payment obligations and covenants and the increased interest payments currently required under these notes will constrain the Company’s liquidity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion./s/ Macias Gini & O’Connell LLP

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2021.

San Jose, California

March 22, 2024

TILT HOLDINGS INC.

Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,034	$2,202
Restricted cash	1,298	1,298
Trade receivables, net	17,919	26,698
Inventories	32,908	52,909
Loans receivable, current portion	—	516
Prepaid expenses and other current assets	2,115	1,979
Assets held for sale	—	325
Total current assets	56,274	85,927

Non-current assets
Property, plant and equipment, net	51,185	67,937
Right-of-use assets – finance, net	2,242	4,351
Right-of-use assets – operating, net	12,296	740
Investments	1	6,402
Intangible assets, net	84,801	102,714
Loans receivable, net of current portion	1,066	3,703
Deferred tax asset	3,657	—
Goodwill	17,721	20,751
Other assets	1,945	1,453
TOTAL ASSETS	$231,188	$293,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$49,098	$58,170
Income taxes payable	2,564	979
Deferred revenue	6,083	5,760
Finance lease liability, current portion	1,203	1,075
Operating lease liability, current portion	72	135
Notes payable, current portion	17,052	59,378
Total current liabilities	76,072	125,497

Non-current liabilities
Finance lease liability, net of current portion	3,041	4,245
Operating lease liability, net of current portion	12,743	701
Notes payable, net of discount, net of current portion	35,108	350
Massachusetts lease liability	40,774	40,022
Deferred tax liability	—	1,373
Other liabilities	1,057	273
TOTAL LIABILITIES	168,795	172,461

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 384,833,546 and 377,515,391 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	856,422	858,143
Additional paid-in capital	225,250	225,127
Warrants	5,835	796
Accumulated other comprehensive income	973	988
Accumulated deficit	(1,026,087)	(963,703)
TOTAL SHAREHOLDERS’ EQUITY	62,393	121,351

Non-controlling interest	—	166
TOTAL EQUITY	62,393	121,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,188	$293,978

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2023	2022
Revenues, net	$165,956	$174,188
Cost of goods sold	(141,580)	(136,020)
Gross profit	24,376	38,168

Operating expenses:
Wages and benefits	21,120	22,045
General and administrative	17,692	20,713
Sales and marketing	1,163	2,450
Share-based compensation (benefit) expense	(1,665)	3,327
Depreciation and amortization	16,618	18,352
Impairment loss and loss on disposal of assets	12,600	62,143
Total operating expenses	67,528	129,030
Operating loss	(43,152)	(90,862)

Other (expense) income:
Interest income	—	215
Other income	128	9
Change in fair value of warrant liability	—	2,394
Gain (loss) on sale of assets and membership interests	8,882	—
Unrealized loss on investment	(6,401)	(296)
Loan receivable losses	(5,602)	(1,677)
Interest expense	(20,999)	(14,241)
Loss on foreign currency exchange	(12)	—
Total other expense	(24,004)	(13,596)
Loss from operations before income tax and non-controlling interest	(67,156)	(104,458)

Income taxes
Income tax benefit (expense)	3,339	(3,006)
Net loss before non-controlling interest	(63,817)	(107,464)
Less: Net income attributable to non-controlling interest	1,433	9
Net loss attributable to TILT Holdings Inc.	$(62,384)	$(107,455)

Other comprehensive loss
Net loss before non-controlling interest	$(63,817)	$(107,464)
Foreign currency translation differences	(15)	(11)
Comprehensive loss before non-controlling interest	(63,832)	(107,475)
Less: Net income attributable to non-controlling interest	1,433	9
Comprehensive loss attributable to TILT Holdings Inc.	$(62,399)	$(107,466)

Weighted average number of shares outstanding:
Basic and diluted	379,578,134	375,502,610
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.16)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2021	374,082,759	$854,952	$224,835	$952	$999	$(856,248)	$175	$225,665
Share-based compensation	—	—	136	—	—	—	—	136
Warrants expired	—	—	156	(156)	—	—	—	—
Issuance and vesting of restricted share units	3,432,632	2,329	—	—	—	—	—	2,329
Shares reserved for performance awards	—	862	—	—	—	—	—	862
Comprehensive loss for the period	—	—	—	—	(11)	(107,455)	(9)	(107,475)
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	56	—	—	—	—	56
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting (forfeiture) of restricted share units	7,318,155	(487)	—	—	—	—	—	(487)
Shares reserved for contingent consideration	—	(1,234)	—	—	—	—	—	(1,234)
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
CGSF/SFNY Divestiture	—	—	—	—	—	—	1,267	1,267
Comprehensive loss for the period	—	—	—	—	(15)	(62,384)	(1,433)	(63,832)
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$—	$62,393

The accompanying notes are an integral part of these consolidated financial statements.

TILT HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,817)	$(107,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	6,401	296
(Gain) loss on sale of assets and other	(8,795)	6
Depreciation and amortization	21,552	23,931
Amortization of operating lease right of use assets	2,587	579
Change in allowance for doubtful accounts	677	(167)
Non-cash interest income	-	(67)
Deferred tax	(5,030)	1,288
Share-based compensation (benefit) expense	(1,665)	3,327
Accretion of debt discount	2,287	2,580
Change in fair value of warrant liability	-	(2,394)
Loan receivable losses	5,602	1,677
Impairment loss and loss on disposal of assets	12,600	62,143
Inventory adjustments	7,554	1,034
Non-cash interest expense	5,435	4,229
Net change in working capital items:
Trade receivables, net	8,102	5,862
Inventories	12,447	1,652
Prepaid expenses and other current assets	(628)	(427)
Accounts payable and accrued liabilities	(1,850)	8,965
Income tax payable	1,585	979
Deferred revenue	323	583
Net cash provided by operating activities	5,367	8,612

Cash flows from investing activities:
Purchases of property, plant, and equipment	(713)	(15,142)
Proceeds from sale of property, plant and equipment	15,000	9
Advances of loan receivable, net of repayments	(2,517)	(1,704)
Proceeds from CGSF/SFNY Divestiture	1,400	—
Net cash provided by (used in) investing activities	13,170	(16,837)

Cash flows from financing activities:
Payments on lease liability	(3,239)	(2,002)
Repayments on notes payable and Massachusetts Lease Liability	(15,116)	(167,608)
Repayments on Revolving Facility	(125,991)
Debt issuance costs	(1,507)	—
Proceeds from notes payable and Massachusetts Lease Liability	4,000	174,393
Proceeds from Revolving Facility	119,568
Proceeds from Employee Retention Credit	3,594	—
Net cash (used in) provided by financing activities	(18,691)	4,783

Effect of foreign exchange on cash and cash equivalents	(14)	(10)

Net change in cash and cash equivalents and restricted cash	(168)	(3,452)

Cash and cash equivalents and restricted cash, beginning of year	3,500	6,952

Cash and cash equivalents and restricted cash, end of year	$3,332	$3,500

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Pennsylvania Transaction	$11,974	$—
Increase to operating lease liability related to Pennsylvania Transaction	$11,880	$—
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (Note 11)	$8,260	$—
Warrants issued related to 2023 Notes (equity classified)	$5,106	$—
Noteholder representative fee related to 2023 Refinanced Notes	$1,620	$—
Non-cash debt issuance cost	$500	$—
Decreases to right of use assets related to Taunton Facility transactions (Note 13)	$—	$3,940
Decreases to operating lease liability related to Taunton Facility transactions (Note 13)	$—	$4,454
Decreases to property, plant, and equipment related to Taunton Facility transactions (Note 13)	$—	$514

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,690	$6,449
Cash paid for income taxes	$22	$433

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Operations

TILT Holdings Inc. (“TILT” or the “Company”) is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation and production, TILT services brands and cannabis retailers in regulated markets across 40 states in the United States (“U.S.”), as well as Canada, Israel, Mexico, South America, and the European Union.

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT.” In addition, the common shares are quoted on the OTCQB in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at Suite 2400, 745 Thurlow Street, Vancouver, BC V6C 0C5 Canada.

The following are the Company’s major consolidated entities and the ownership interest in each that are included in these consolidated financial statements for the years ended December 31, 2023 and 2022:

		Ownership Percentage
Major Subsidiaries	Place of Incorporation	2023	2022
Jimmy Jang Holdings, Inc.	British Columbia	100%	100%
Jimmy Jang, L.P.	Delaware	100%	100%
Jupiter Research, LLC	Arizona	100%	100%
Baker Technologies, Inc.	Delaware	100%	100%
Standard Farms, LLC	Pennsylvania	100%	100%
Standard Farms Ohio, LLC	Ohio	100%	100%
Sea Hunter Therapeutics, LLC	Delaware	100%	100%
Commonwealth Alternative Care, Inc.	Massachusetts	100%	100%
SFNY Holdings, Inc.	Delaware	100%	100%
CGSF Group, LLC	Delaware	0%	75%

On September 1, 2023, due to a strategic shift to focus on the Company’s core business, the Company divested its interests in its joint venture in Standard Farms New York LLC (“SFNY”) pursuant to a membership interest purchase agreement (“MIPA”) by and among SFNY Holdings Inc. (“SFNY Holdings”), SFNY, each wholly owned subsidiaries of the Company, and CGSF Investments, LLC (“CGSF”), a wholly owned subsidiary of PowerFund Holdings II LLC (the “CGSF/SFNY Divestiture”). See Note 11 — Notes Payable for additional information.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $62,399 during the year ended December 31, 2023 and has an accumulated deficit of $1,026,087 as of December 31, 2023. Additionally, as of December 31, 2023, the Company had negative working capital of $19,798 compared to negative working capital of $39,570 as of December 31, 2022. The increase in working capital year-over-year was primarily driven by the refinancing of the 2019 Junior Notes (as defined below). The negative working capital as of December 31, 2023 was mainly related to certain notes payable becoming due within the next 12 months, including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligations under the 2023 Notes (as defined below). During the year ended December 31, 2023, the Company (i) completed the Pennsylvania Transaction (as defined below); (ii) refinanced the 2019 Junior Notes (as defined below); (iii) extended the maturity date of and increased the amount available under the Revolving Facility; (iv) obtained additional funds through the 2023 Bridge Notes and paid off such 2023 Bridge Notes before the maturity date (as defined below); and (v) divested its interests in SFNY.

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

On February 15, 2023, the Company entered into a first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”) relating to the refinancing of its junior secured promissory notes (the “2019 Junior Notes”) and issued the 2023 Refinanced Notes (as defined below) and the 2023 New Notes (as defined below). The NPA Amendment and 2023 Refinanced Notes resulted in retiring the remainder of its 2019 senior debt facility with no further obligations. The 2023 Refinanced Notes principal of $38,000 matures on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The 2023 New Notes provided gross cash proceeds of $8,260 with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. See Note 11 — Notes Payable for defined terms and additional information.

On March 13, 2023, the Company, through its subsidiary Jupiter Research LLC (“Jupiter”), entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%. See Note 11 — Notes Payable for defined terms and additional information.

On May 15, 2023, the Company and its subsidiaries issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”). The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 which started July 1, 2023. The 2023 Bridge Notes bore interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023. See Note 11 — Notes Payable for defined terms and additional information.

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

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. The issuance of the 2023 Bridge Notes required the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the refinanced $38,000 in aggregate principal amount of 2019 Junior Notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) and 2023 New Notes (defined below). As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes (collectively, the “2023 Notes”), which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. On October 2, 2023, the Company and its subsidiaries Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”). The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect.

While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Holders have not provided the requisite notice of an event

All dollar amounts expressed in thousands, except per share amounts of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

As a result of this and other factors, the Company cannot predict with certainty the outcome of its actions to generate liquidity as discussed above, including the availability of additional financing as necessary, or whether such actions would generate the expected liquidity as currently planned. Therefore, management has concluded, and the report of our auditors in this Annual Report on Form 10-K reflect, that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of this filing. These financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

All dollar amounts expressed in thousands, except per share amounts

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

During the year ended December 31, 2023, the Company reclassified $4,741 of the Massachusetts Lease Liability (as defined in Note 12 — Massachusetts Lease Liability) previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. See Note 12 — Massachusetts Lease Liability for additional information.

During the year ended December 31, 2023, the Company reclassified $1,034 of inventory valuation adjustments previously included in inventories under net change in working capital adjustments on the consolidated statement of cash flows for the year ended December 31, 2022 into inventory adjustments. See Note 4 — Inventories for additional information.

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

Restricted Cash

The Company had $1,298 in restricted cash as of both December 31, 2023 and 2022. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,253 as of both December 31, 2023 and 2022.

Trade Receivables

The Company reports trade receivables at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company’s trade receivables are short-term and similar in nature.

All dollar amounts expressed in thousands, except per share amounts

The Company maintains an allowance for credit losses based on its assessment of historical information, current economic conditions and reasonable and supportable forecasts.

As of December 31, 2023 and 2022, the allowance for credit losses was $1,171 and $494, respectively.

Loans Receivable

The Company’s loans receivable are held for investment and are reported at amortized cost, net of an allowance for credit losses. Credit losses are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts. Our assessment includes a variety of factors, including underlying credit, relative maturity dates of the loans, economics considerations, as well as ongoing legal and other regulatory developments in the industry. This process includes consideration for the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. As of December 31, 2023 and 2022, the allowance for credit losses was $7,902 and $7,237, respectively.

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

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold. The Company recognized inventory cost adjustments of $7,554 and $1,034 during the years ended December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists primarily of prepaid amounts for insurance and other expenses, deposits, and vendor prepayments.

Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment losses as applicable. The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for the intended use and borrowing costs on qualifying assets. During their construction, items of property, plant and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant and equipment and depreciation on the item commences. No such assets were held by the Company as of December 31, 2023 and 2022. Subsequently after deployment to their intended use, these items are reclassified to the appropriate category of property, plant and equipment.

All dollar amounts expressed in thousands, except per share amounts

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

The Company’s accounting policy treats leases with an initial term of 12 months or less as short-term leases. Lease expense for short-term lease payments is recognized on a straight-line basis over the term of the lease.

Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the leases do not include an implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. As a practical expedient, the Company has elected not to separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs). As a result, if the non-lease components are fixed, they are included when calculating the ROU asset and related lease liability. See Note 13 — Leases for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

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

Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. During the years ended December 31, 2023 and 2022, the Company recognized $4,916 and $11,351 in impairment charges related to intangible assets, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the years ended December 31, 2023 and 2022, the Company did not recognize impairments of long-lived assets.

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

Goodwill is tested for impairment annually and whenever events and circumstances indicate that the carrying amount of goodwill has been impaired. In order to determine the value of goodwill that may have been impaired, the Company performs a qualitative assessment to determine that it was more likely than not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. Several factors, including historical results, business plan, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgements and estimates can significantly affect the assessed value of goodwill. For the years ended December 31, 2023 and 2022, the Company recognized $3,030 and $49,794, respectively, in impairment charges related to goodwill.

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

All dollar amounts expressed in thousands, except per share amounts

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

Revenue represents the amount the Company expects to receive for goods in its contracts with customers, net of discounts and sales taxes. The Company’s revenue is derived from the following:

Wholesale of Goods – Vaporization and Inhalation Devices

Revenue is recognized from wholesale goods when the Company transfers control to the customer and satisfies its performance obligations, which typically occurs upon shipment.

Direct Sale of Goods – Cannabis

Revenue from the direct sale of goods is recognized when the Company transfers control of the goods to the customer and satisfies its performance obligations, which occurs at the point of sale at the dispensary.

Shipping and handling costs, if applicable, are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Contract assets represent the right to receive payment for goods and services that have been transferred to the customer conditional upon something other than the passage of time. Deferred revenues include obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of December 31, 2023 and 2022. The consolidated balance sheets include deferred revenue of $6,083 and $5,760 as of December 31, 2023 and 2022, respectively, for advance consideration received from wholesale customers for the sale of vaporization and inhalation devices through Jupiter.

All dollar amounts expressed in thousands, except per share amounts

Share-Based Payments

The Company has a stock and incentive plan whereby awards are granted to certain employees, management, directors, and consultants. The fair value of the share options, performance stock units (“PSU”) and restricted stock units (“RSU”) granted by the Company are recognized as compensation expense on a straight-line basis over the applicable vesting period, which varies based on the grant and vest dates assigned to individual awards. The fair value of the share options is measured using the Black-Scholes option pricing model, and the fair value of the PSUs and RSUs are measured using intrinsic value, as of the grant date. Forfeitures are estimated based on historical experience and expense related to awards, and the estimate is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

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

Advertising Costs

Advertising costs were $1,163 and $2,450 for the years ended December 31, 2023 and 2022, respectively. These costs are expensed as incurred and are included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests in subsidiaries owned by outside parties. NCI is initially measured at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. The share of net assets attributable to the NCI is presented as a component of equity on the consolidated balance sheets, and the NCI's share of net income or loss is recognized directly in the consolidated statements of shareholders’ equity. The Company had one NCI in CGSF prior to the CGSF/SFNY Divestiture.

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

Warrants

The Company accounts for the issuance of common share purchase warrants issued in connection with equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“Topic 815”). The Company accounted for certain common share warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting date. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in other (expense) income on its consolidated statements of operations and comprehensive loss.

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

All dollar amounts expressed in thousands, except per share amounts

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued accounting standards update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements. These improvements include enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the CODM’s title and position, the measures the CODM uses to measure segment profit or loss, and how the CODM uses those measures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024 with early adoption permitted. The Company expects to adopt this standard on January 1, 2024 and does not anticipate any impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, certain information about income taxes paid, and certain information disaggregated between federal, state, and/or domestic, and foreign. This guidance is effective for public business entities after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard on January 1, 2025 and does not anticipate any impact to its financial statements.

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of December 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,034	$—	$—
Restricted cash	1,298	—	—
Investments	1	—	—
Total	$3,333	$—	$—

All dollar amounts expressed in thousands, except per share amounts

	As of December 31, 2022
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,202	$—	$—
Restricted cash	1,298	—	—
Investments	2	—	—
Total	$3,502	$—	$—

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the years ended December 31, 2023 and 2022, the Company recorded losses of $1 and $100, respectively, related to its investment in Akerna. These losses are included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss. The balance was $0 and $6,400 as of December 31, 2023 and December 31, 2022, respectively.

See Note 6 — Investments for additional information about the Akerna and HERBL investments.

The Big Toe Ventures LLC (“Big Toe”) balance included in investments was initially recorded at cost, but impairment was subsequently identified and the balance was adjusted to zero as an approximation of fair value using Level 3 inputs at December 31, 2022, resulting in a loss of $196 during the year ended December 31, 2022, which is included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss. The balance was zero as of December 31, 2023.

Warrants

There was no warrant liability as of both December 31, 2023 and 2022. During the year ended December 31, 2022, the Company recorded a loss of $2,394 on the change in fair value of its warrant liability. This loss is included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2023 and 2022.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

During the year ended December 31, 2023, the Company performed its annual impairment test on goodwill. Based on the test results, the Company determined that the carrying amount of the Standard Farms, LLC (“Standard Farms PA”) reporting unit exceeded its fair value and recorded a $3,030 goodwill impairment charge.

All dollar amounts expressed in thousands, except per share amounts

As a result of missed forecasts for Jupiter, the Company conducted testing of its goodwill related to Jupiter as of June 30, 2022. After this review, the Company determined that the carrying amount of the Jupiter reporting unit exceeded its fair value and recorded a $6,668 goodwill impairment charge for the six months ended June 30, 2022.

During the six months ended December 31, 2022, the Company identified additional impairment triggers for three of its reporting units, which resulted in an additional impairment charge of $38,957 for Jupiter and impairment charges of $2,789 and $1,380 for Standard Farms PA and Standard Farms OH, respectively.

The following table summarizes the goodwill activity for the years ended December 31, 2023 and 2022:

Balance, January 1, 2022	$70,545
Jupiter impairment	(45,625)
Standard Farms PA impairment	(2,789)
Standard Farms OH impairment	(1,380)
Balance, December 31, 2022	20,751
Standard Farms PA impairment	(3,030)
Balance, December 31, 2023	$17,721

See Note 8 — Goodwill for additional information.

4. Inventories

The Company’s inventories consisted of the following:

	December 31, 2023	December 31, 2022
Raw Material - cannabis plants	$2,651	$3,383
Raw Material - other materials	483	763
Work in progress	13,380	11,268
Finished goods	14,758	34,779
Supplies and accessories	1,636	2,716
Total Inventories	$32,908	$52,909

During 2023, the Company shifted its sales and operation strategies. As a result, during the year ended December 31, 2023, the Company recorded total inventory adjustments of $7,554. During the year ended December 31, 2022, the Company recorded inventory adjustments of $1,034. These amounts are included in cost of goods sold on the consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

5. Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Land	$6,266	$6,434
Land improvements	—	461
Machinery & equipment	13,250	13,692
Furniture & fixtures	751	790
Buildings	45,107	51,987
Greenhouse - agricultural structure	6,769	8,196
Leasehold improvements	10,380	9,955
Construction in progress	306	610
Autos & trucks	275	256
Total cost	83,104	92,381
Less: accumulated depreciation	(31,919)	(24,444)
Total property, plant and equipment	$51,185	$67,937

During the years ended December 31, 2023 and 2022, the Company recognized depreciation expense of $7,654 and $8,197, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the consolidated statements of operations and comprehensive loss.

On February 15, 2023, the Company completed the Pennsylvania Transaction that included the sale of the White Haven Facility. The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a net carrying value of $6,599, resulting in a gain on sale of assets of $8,401. See Note 13 — Leases for additional information.

During 2023, the Company refocused its Massachusetts retail operations, reducing the operating capacity of CAC’s Cambridge dispensary. As a result, the Company incurred a property and equipment impairment adjustment and loss of $2,788 during the year ended December 31, 2023. This loss is included in impairment loss and loss on disposal of assets in the consolidated statements of operations and comprehensive loss.

During 2022, in connection with management’s ongoing multi-phase plans to produce high-quality flowers the Company replaced existing lights with new market-standard LED lights. As a result, the Company recorded a loss on disposal in the amount of $697. This loss is included in impairment loss and loss on disposal of assets in the consolidated statements of operations and comprehensive loss.

6. Investments

The Company’s investments included the following:

Investment	December 31, 2023	December 31, 2022
HERBL, Inc.	$—	$6,400
Akerna	1	2
Total Investments	$1	$6,402

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

All dollar amounts expressed in thousands, except per share amounts

The Company intended to hold the HERBL investment until HERBL executed its next equity financing. However, during June 2023, the Company determined that it was not probable that HERBL would issue additional shares to bring the Company’s investment up to its initial cost as HERBL entered into receivership in June 2023. Therefore, during 2023, the Company recorded an impairment loss of $6,400 on its investment in HERBL to adjust the balance to zero. This loss is included in unrealized loss on investment in the consolidated statements of operations and comprehensive loss.

The Company originally held 58,293 shares of Akerna, listed on the Nasdaq Capital Market under the symbol “KERN.” On November 8, 2022, Akerna effected a 20-for-1 reverse stock split which resulted in the Company’s shares being reduced to 2,915. During the years ended December 31, 2023 and 2022, the Company recorded unrealized losses on investment of $1 and $100, respectively, which are included in unrealized loss on investment in the consolidated statements of operations and comprehensive loss.

In November 2018, the Company acquired class A membership units of Big Toe in exchange for $1,000 cash. The fair value of the Big Toe investment was not readily determinable, and the Company elected to apply the measurement alternative. The initial cost applied was $1,000. During 2022 the Company recognized an impairment loss of $196 which brought the balance to zero. The impairment loss was included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	December 31, 2023	December 31, 2022
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	2,361	6,540
Management agreements	—	926
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	159,967	165,072
Less: Accumulated amortization	(75,166)	(62,358)
Total intangible assets, net	$84,801	$102,714

_____________

(1)	License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the years ended December 31, 2023 and 2022, was $12,996 and $14,706, respectively, which is included in depreciation and amortization in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company tests its license rights, which have indefinite useful lives, for potential impairment on an annual basis. During 2023 and 2022, the Company recorded impairment losses of $4,916 and $11,351, respectively. These losses are included in impairment loss and loss on disposal of assets on the consolidated statements of operations and comprehensive loss.

During 2023, prior to the CGSF/SFNY Divestiture, the Company recognized an impairment loss of $737 on the CGSF-related management agreement to bring the net carrying value to zero. This loss is included in impairment loss and loss on disposal of assets in the consolidated statements of operations and comprehensive loss. Subsequently, the CGSF/SFNY Divestiture resulted in derecognizing the remaining management agreement balance and related accumulated depreciation.

All dollar amounts expressed in thousands, except per share amounts

The following table outlines the estimated future annual amortization expense for intangible assets as of December 31, 2023:

Estimated
Years ended December 31,	amortization
2024	$12,953
2025	12,953
2026	12,796
2027	12,796
2028	12,778
Thereafter	18,325
$82,601

8. Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard	Standard
	Jupiter	Farms PA	Farms OH	Total
Balance, December 31, 2021	$63,346	$5,819	$1,380	$70,545
Impairment	(45,625)	(2,789)	(1,380)	(49,794)
Balance, December 31, 2022	$17,721	$3,030	$—	$20,751
Impairment	—	(3,030)	—	(3,030)
Balance, December 31, 2023	$17,721	$—	$—	$17,721

The recoverable amounts for each reporting unit are based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of the fair value of each reporting unit include management’s projections of future cash flows. For 2023 testing a five year period was used, while a ten year period was used for 2022 testing. Other key assumptions include a terminal value, growth rate and discount rate based on the estimated weighted average cost of capital that incorporates the risks specific to the reporting units.

The Company conducted annual testing of its goodwill as of December 31, 2023 and determined that the carrying value of its Standard Farms PA reporting unit exceeded its fair value.

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

The following tables details the key assumptions used in determining the recoverable amounts as of December 31, 2023 and 2022:

		Standard
	Jupiter	Farms PA

Terminal value growth rate	3.0%	3.0%
Discount rate	19.0%	17.0%
Projected revenue growth rate(1)	9.9%	11.8%
Fair value	$96,111	$24,280

All dollar amounts expressed in thousands, except per share amounts

		Standard	Standard
	Jupiter	Farms PA	Farms OH

Terminal value growth rate	3.0%	3.0%	2.0%
Discount rate	24.5%	35.9%	30.0%
Projected revenue growth rate(2)	10.9%	25.4%	29.2%
Fair value	$102,500	$24,150	$1,710

_____________

(1)  Reflects estimated compound annual revenue growth over the next five years.

(2) Projected revenue growth rate averaged over the next ten years.

Based on the test results for Jupiter and Standard Farms PA as of December 31, 2023, the carrying amount of Standard Farms PA exceeded its fair value by $3,030. Consequently, an impairment loss of $3,030 was booked to Standard Farms PA. The fair value of Jupiter exceeded its carrying value, and no impairment loss was recorded related to this reporting unit.

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

9. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	December 31, 2023	December 31, 2022
Teneo Fund SPVi LLC Note	$5,622	$5,911
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	—	2,199
Total loans receivable	$8,968	$11,456
Less allowance for expected credit losses	(7,902)	(7,237)
Loans receivable, net of expected credit losses	1,066	4,219
Less current portion of loan receivable	—	(516)
Loans receivable, long-term	$1,066	$3,703

Little Beach Harvest Note

In June 2023, the Company determined that it may not be able to collect the full amount of its loan receivable from its note with Little Beach Harvest LLC (the “Little Beach Harvest Note”). As a result, the Company did not record any interest income for the year ended December 31, 2023.

In September 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company wrote off the principal of the Little Beach Harvest Note as well as related accrued interest totaling $5,135 and the balance no longer exists. See Note 11 — Notes Payable for defined terms and more information.

The Little Beach Harvest Note loan receivable balance was subject to an interest rate of 9.0%. Interest income was $67 for the year ended December 31, 2022 and is included in interest income on the consolidated statements of income and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

Impairment

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. In September 2023, the Company wrote off the Little Beach Harvest Note in connection with the CGSF/SFNY Divestiture. The Company had previously recorded an allowance related to this note of $5,121, which was reversed when the CGSF/SFNY Divestiture was completed. During the year ended December 31, 2023, the Company recorded an additional $665 of allowance for expected credit losses related to its remaining loans receivable due to revised collectability estimates.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of December 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,334	(6,268)	$1,066
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,968	$(7,902)	$1,066

	As of December 31, 2022
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$9,822	$(5,915)	$3,907
Third party guarantee	1,410	(1,098)	312
No collateral	224	(224)	—
Net loans receivable	$11,456	$(7,237)	$4,219

10.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	December 31, 2023	December 31, 2022
Accounts payable	$46,326	$49,261
Accrued interest expense	—	2,983
Accrued payroll	1,534	1,626
Due to Jupiter Sellers	—	2,800
Other current payables/liabilities(1)	1,238	1,500
Total accounts payable and accrued liabilities	$49,098	$58,170

_____________

(1)	Includes amounts such as accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

All dollar amounts expressed in thousands, except per share amounts

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2023 and 2022, the loyalty liability totaled $126 and $159, respectively, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

11. Notes Payable

Notes payable are as follows:

Notes Payable	December 31, 2023		December 31, 2022
Revolving Facility – Interest rate of 11.5% as of December 31, 2023, due on July 21, 2024(1)	$4,749		$10,880
2019 Senior Notes – Interest rate of 16.0% per annum, due on February 28, 2023	—		2,169
2019 Junior Notes – Interest rate of 8.0% per annum, due on April 1, 2023	—		46,497
2023 Refinanced Notes – Interest rate of 17.0% per annum as of December 31, 2023, due on February 15, 2026	39,943		—
2023 New Notes – Interest rate of 25.0% per annum as of December 31, 2023, due on February 15, 2027(2)	10,169		—
2023 Bridge Notes – Paid in August 2023	—		—
Employee Retention Credit note and other loans and borrowings	3,594		350
Total debt	58,455		59,896
Less: Debt discount and debt issuance costs	(6,295)	(2)	(168)
Less: Current portion of notes payable	(17,052)		(59,378)
Total debt, net of discount, net of current portion	$35,108		$350
(1)	The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)	The interest rate of 25.0% is the default interest rate in effect. See below for additional information.

Revolving Facility

On July 21, 2021, the Company, through its subsidiary, Jupiter, entered into a two-year, $10,000 asset-based revolving credit facility with Entrepreneur Growth Capital, LLC, a private lender. Borrowings under the Revolving Facility are limited to the available borrowing base, bear interest at Prime plus 3.5% with interest payments calculated based on the daily outstanding principal of the loan and payable to the lender monthly. The Revolving Facility is secured by Jupiter’s inventory, accounts receivable and related property. The Revolving Facility had a two-year initial term and will continue for successive one-year terms unless terminated by either party effective at the end of the then-current term. On March 13, 2023, the Company, through Jupiter, entered into an amendment to the Revolving Facility that increased the amount available to $12,500 and extended the maturity date to July 21, 2024, thereafter the Revolving Facility automatically renews for successive one-year terms unless terminated by the Company or the lender.

The Company paid $294 and $229 for lender fees for the years ended December 31, 2023, and 2022, respectively, which were included in debt discount and debt issuance costs. The amortization expense was $309 and $321 for the years ended December 31, 2023 and 2022, respectively, which is included in interest expenses on the consolidated statements of operations and comprehensive loss. The balance net of amortization was $143 as of December 31, 2023.

2019 Junior Notes

On November 1, 2019, the previous sellers of Jupiter and their representative (“Note Holders”) agreed to restructure the $35,000 purchase consideration payable and $1,180 accrued interest incurred in connection with the Jupiter acquisition pursuant to the 2019 Junior Notes NPA. The 2019 Junior Notes had an original maturity date of

All dollar amounts expressed in thousands, except per share amounts

April 1, 2023, and the outstanding balance was subject to interest at 8% per annum that accrued and was payable at maturity. During 2022, compounded interest of $3,541 was added to the principal balance. Through February 2023, $8,497 of principal was paid, then in February 2023 the 2019 Junior Notes were refinanced with the transactions described below.

NPA Amendment

On February 15, 2023, the Company and Note Holders executed an NPA Amendment which included the following transactions:

●	Refinanced the 2019 Junior Notes, as described below.
●	Issued the 2023 New Notes, as described below, in exchange for settling $8,260 due to the Note Holders that was previously included in accounts payable and accrued liabilities on the consolidated balance sheets.
●	In exchange for the above transactions, the Company issued warrants with a fair value of $5,106 to the Note Holders to purchase common shares of the Company (“Debt Modification Warrants”), as described below.
●	The Company incurred Note Holder fees of $2,000 and issuance costs of $649.
●	The Note Holders gained the power to appoint two of the Company’s five board members.
●	The Company did not receive new cash proceeds as a result of the NPA Amendment.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the interest rate increased to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. During 2023, compounded interest of $1,943 was added to the principal balance. All personal property, including inventory and equipment, as well as all proceeds have been pledged as security for the 2023 Refinanced Notes.

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes were issued to settle outstanding accrued interest that was previously included in account payable and accrued liabilities on the consolidated balance sheets. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During 2023, compounded interest of $1,909 was added to the principal balance.

The NPA Amendment requires principal payments of $5,000 on each anniversary, as well as an annual payment at the beginning of each calendar year that is equal to 50% of the Company’s unrestricted cash greater than $10,000 at the end of the prior calendar year. The Company is also obligated to make mandatory prepayments of net cash proceeds from asset sales, casualty and condemnation awards, future equity or debt issuances and the settlement of certain third-party assets. Principal payments are first applied to the 2023 Refinanced Notes until fully paid and then to the 2023 New Notes. No principal payments were made in 2023.

The 2023 Refinanced Notes and the 2023 New Notes are secured by a first priority security interest in all of the assets of the Company, except that the Note Holders will receive a second priority security interest in the assets that are already pledged by Jupiter under the Revolving Facility. They are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security.

All dollar amounts expressed in thousands, except per share amounts

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. The 2023 New Notes and 2023 Refinanced Notes may be accelerated and all remedies may be exercised by the Note Holders in case of an event of default, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control.

On May 15, 2023, the Company and Note Holders entered into the Consent, Confirmation, Limited Waiver and Forbearance Agreement (the “May Forbearance Agreement”), in connection with the 2023 Bridge Notes (described below). In the May Forbearance Agreement, the Note Holders waived the Company’s payment obligations during a forbearance period ending on December 8, 2023 and agreed to waive certain financial covenant defaults expected to occur during the forbearance period as a result of the Company entering into and performing their obligations under the 2023 Bridge Notes. The 2023 Refinanced Notes and 2023 New Notes will accrue interest at a default rate (the prime rate plus 8.5%) and late fees at the rate of $40 per month will be incurred during this forbearance period. All interest payments not made when due during the forbearance period will incur interest at the default rate, and late fees incurred will be due and payable at the end of the forbearance period.

On October 2, 2023, the Company and Note Holders entered into a Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”), where the Note Holders agreed to modify certain terms and conditions of the May Forbearance Agreement. The October Forbearance Agreement provided a limited waiver of certain events of default under the 2023 Refinanced Notes and the 2023 New Notes and agreed to forbear from exercising certain rights of the Note Holders.

As of October 2, 2023, the October Forbearance Agreement provided that the Subsidiary Borrowers owed the Note Holders under the 2023 Refinanced Notes additional interest of 8.0% (the “Default Rate”) in the amount of $1,388 (the “Outstanding Default Interest Amount”). The October Forbearance Agreement provides that, on or before December 29, 2023 (the “Accrued Default Interest Due Date”), Subsidiary Borrowers will pay to the Holders the Outstanding Default Interest Amount.

As provided in the October Forbearance Agreement, due to continuing events of default under the 2023 Refinanced Notes, interest accrued at the Default Rate on the outstanding balance due under the 2023 Refinanced Notes from and after September 1, 2023 until the date the events of default are cured or waived (the “Provisionally Waived Default Interest Amount”). As of June 30, 2023, the default interest rate of 25.0% was in effect for the 2023 Refinanced Notes. The October Forbearance Agreement reduced the interest applicable to the 2023 Refinanced Notes to 17.0% as of September 30, 2023. However, if the Borrowers were to make all scheduled interest payments due to the Holders under the 2023 Refinanced Notes through December 31, 2024, including the Outstanding Default Interest Amount on or before the Accrued Default Interest Due Date, but excluding the Provisionally Waived Default Interest Amount, then the required noteholders, through the Noteholder Representative, would waive the Subsidiary Borrowers’ obligation to pay the Provisionally Waived Default Interest Amount and any failure to pay such amount would not constitute an event of default under the 2023 Refinanced Notes.

The October Forbearance Agreement did not modify the terms of the May Forbearance Agreement and consistent with the 2023 New Notes, any such interest payments were to be treated as provided in such 2023 New Notes and interest will accrue on the outstanding balance of the 2023 New Notes at the Default Rate. The failure to pay the outstanding default interest amount was to constitute an event of default and result in termination of the forbearance period under the May Forbearance Agreement. As of December 30, 2023, the 2023 New Notes had a default interest rate of 25.0%.

While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

All dollar amounts expressed in thousands, except per share amounts

Debt Modification Warrants

The Company issued to each Note Holder a warrant (collectively the “Debt Modification Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Note Holder, for a total aggregate of 91,999,901 Debt Modification Warrants with a fair value of $5,106. See Note 14 — Shareholders' Equity for additional information.

Debt Discount and Debt Issuance Costs, 2023 Refinanced Notes and 2023 New Notes

As a result of the NPA Amendment, the Company recognized total debt discount and debt issuance costs of $7,755. The amount included $5,106 from the fair value of the Debt Modification Warrants, $2,000 Note Holder fees, and $649 of debt issuance costs. The amortization expense was $1,603 for the year ended December 31, 2023, which is included in interest expense on the consolidated statements of operations and comprehensive loss. The balance net of amortization was $6,152 as of December 31, 2023.

2023 Bridge Notes

On May 15, 2023, the Company entered into a Secured Note Purchase Agreement with certain Note Holders for the issuance of the 2023 Bridge Notes. The 2023 Bridge Notes provided gross cash proceeds of $4,000 and an original issue discount of $500 with a maturity date of December 1, 2023. The 2023 Bridge Notes were subject to interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The 2023 Bridge Notes were fully repaid as of August 30, 2023. The discount was expensed during the year ended December 31, 2023.

2019 Senior Notes

On November 4, 2019, the Company entered into a private placement with total gross proceeds of $35,800 from senior secured notes held by a syndicate consisting of new investors and existing shareholders, including the Company’s former CEO (the “2019 Senior Notes”). The 2019 Senior Notes had an original maturity date of 36 months from the closing date and had an interest rate from their date of issue at 8.0% per annum, payable quarterly, with principal due at maturity. During 2022, amendments extended the maturity date to February 28, 2023, and revised the interest rate to the prime rate plus 8.5%. During 2023 and 2022 the Company paid principal of $2,237 and $34,386, respectively, fully repaying the principal in February 2023.

Upon issuing the 2019 Senior Notes, the Company recognized $7,440 for debt discount and debt issuance costs. The amortization expense was $78 and $2,488 for the years ended December 31, 2023 and 2022, respectively, which is included in interest expenses on the consolidated statements of operations and comprehensive loss. The remaining balance was amortized in 2023.

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

In order to accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. These fees are included in interest expense on the consolidated statements of operations and comprehensive loss. The Company expects the IRS to approve or deny its claim within the next 12 months. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

All dollar amounts expressed in thousands, except per share amounts

CGSF/SFNY Divestiture

During September 2023, the Company completed the CGSF/SFNY Divestiture. Pursuant the MIPA, the transaction was subject to the satisfaction or waiver of certain conditions set forth in the MIPA, including, among others, the termination of the amended and restated loan agreement dated August 24, 2021 by and between SFNY and CGSF Group (the “CGSF Loan Agreement”) in the form of a loan termination agreement (the “CGSF Loan Termination Agreement”). Under the CGSF Loan Termination Agreement, SFNY and CGSF Group mutually agreed to terminate and retire the CGSF Loan Agreement and any other agreement entered into in connection with the CGSF Loan Agreement, including the Little Beach Harvest Note and all of SFNY and CGSF Group’s obligations under the CGSF Loan Agreement, the related promissory note, and any other related loan agreements were satisfied, terminated and released as of the date of the MIPA. As a result, the Company derecognized related notes payable of $350 during the three months ended September 30, 2023.

Future maturities of all notes payable as of December 31, 2023 are as follows:

Year ending December 31,	Amount
2024	$13,537
2025	5,000
2026	29,749
2027	10,169
2028	—
2029 and thereafter	—
Total	$58,455

12. Massachusetts Lease Liability

On May 16, 2022, the Company, through its subsidiary CAC, completed the acquisition of a cultivation, processing and product manufacturing lab and medical and adult-use dispensary in Taunton, Massachusetts (the “Taunton Facility”) for $13,047 cash consideration pursuant to a purchase option included in the Company’s lease with the previous owner of the Taunton Facility. Concurrently with the acquisition, CAC sold the Taunton Facility to IIP for $40,000 cash consideration. The Company also entered into a long-term lease for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two 5-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). The Massachusetts Lease Liability matures on May 15, 2042, with two five-year extension options. Lease payments are due monthly and are subject to an annual escalation of 2.5% after two years. The Company anticipates no disruption to CAC’s operations as a result of these transactions.

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

During 2023, the Company reclassified the portion of the Massachusetts Lease Liability previously included in current liabilities on the consolidated balance sheet as of December 31, 2022 into the Massachusetts lease liability in noncurrent liabilities. This change was made due to a change in accounting principle made during the three months ended March 31, 2023. The Company was previously using an accounting alternative accepted under ASC 842, Leases (“ASC 842”). The Company determined that the periodic interest expense on the Massachusetts Lease Liability exceeded the periodic rental payments, resulting in an accretion of the Massachusetts Lease Liability. Therefore, the accretion would result in an increase in the lease liability in the next 12 months. Therefore, the reclassification of the Massachusetts Lease Liability better quantifies both short-term and long-term balance sheet presentations, and this approach is also acceptable under ASC 842.

All dollar amounts expressed in thousands, except per share amounts

As of December 31, 2023, the Massachusetts Lease Liability had a balance of $40,774. Future minimum lease payments for the Massachusetts Lease Liability as of December 31, 2023 are as follows:

Year ending December 31,	Amount
2024	$4,469
2025	4,581
2026	4,695
2027	4,812
2028	4,933
2029 and thereafter	157,922
Total future payments	181,412
Less: Interest	(148,350)
Total present value of minimum payments	33,062
Add: Estimated ending residual value	7,712
Total	$40,774

13. Leases

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive loss:

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$2,587	$579
Finance lease cost:
Amortization of lease assets	903	1,028
Interest on lease liabilities	377	458
Finance lease costs	1,280	1,486
Total lease cost	$3,867	$2,065

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	December 31, 2023	December 31, 2022
Operating leases
Weighted average discount rate	19.1%	8.0%
Weighted average remaining lease term	13.65 years	5.49 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.82 years	4.66 years

As a result of the Taunton Facility Transactions, in May 2022, the Company derecognized an ROU asset balance of $3,940 and a lease liability balance of $4,454. See Note 12 — Massachusetts Lease Liability for additional information.

On April 19, 2022, the Company entered into the Purchase and Sale Agreement between its subsidiary, White Haven RE, LLC, and an affiliate of IIP, contemplating the Pennsylvania Transaction in exchange for $15,000 cash. The Company received cash proceeds of $15,000 and recognized an ROU asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the balance of the operating lease liability associated with this transaction was $12,113.

All dollar amounts expressed in thousands, except per share amounts

In 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its CAC Cambridge facility, which triggered an impairment analysis for the Cambridge facility assets, including the ROU asset related to its Cambridge finance lease. As a result, the Company recognized an impairment loss of $1,206 to write the ROU asset down to its fair value.

Future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2023 are as follows:

Year ending December 31,	Finance	Operating
2024	$1,489	$2,433
2025	1,212	2,468
2026	926	2,530
2027	916	2,594
2028	310	2,613
Thereafter	69	25,651
Total undiscounted lease liabilities	4,922	38,289
Interest on lease liabilities	(678)	(25,474)
Total present value of minimum lease payments	4,244	12,815
Lease liability - current portion	(1,203)	(72)
Lease liability	$3,041	$12,743

14.     Shareholders' Equity

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

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the years ended December 31, 2023 and 2022, there were no LP Units of JJ LP converted to common shares. As of December 31, 2023 and 2022, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

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

During 2019 and 2020, the Company issued 1,250,000 warrants to consultants (the “Consultant Warrants”). Each Consultant Warrant is exercisable for one common share. As of December 31, 2022, there were 500,000 warrants available for exercise at a price of C$0.33, which expired on January 28, 2023.

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

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

The following table summarizes the warrants that remain outstanding as of December 31, 2023:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

A rollforward of warrant activity is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2021	73,905,211	CAD$ 0.44
Expired	(64,359,520)	CAD$ 0.35
Balance as of December 31, 2022	9,545,691	CAD$ 1.01
Issued	91,999,901	CAD$ 0.09
Expired	(500,000)	CAD$ 0.33
Balance as of December 31, 2023	101,045,592	CAD$ 0.18

All dollar amounts expressed in thousands, except per share amounts

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company (“Eligible Persons”), as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board (the “Compensation Committee”). “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of December 31, 2023, 31,051,783 common shares are available for issuance under the 2018 Plan.

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

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2021	3,627,081	$0.37
Issued	1,729,500	0.06
Forfeited	(418,846)	0.34
Vested	(2,194,970)	0.28
Unvested as of December 31, 2022	2,742,765	$0.25
Issued	13,758,307	0.03
Forfeited	(1,416,110)	0.22
Vested	(7,532,258)	0.07
Unvested as of December 31, 2023	7,552,704	$0.04

During the years ended December 31, 2023 and 2022, the Company recorded $295 and $1,539 of total net share-based compensation expense relating to RSUs, respectively.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03, and share-based compensation expense of $241 was recognized related to these RSUs during the year ended December 31, 2023.

During April 2023, the Company’s former Chief Executive Officer (“CEO”), Gary F. Santo, Jr. forfeited various share awards, including RSUs. The forfeiture of RSUs resulted in a share-based compensation benefit of $22 for the three months ended June 30, 2023. There was no share-based compensation expense recognized related to these RSUs during the six months ended December 31, 2023. The net share-based compensation benefit relating to RSUs held by the former CEO was $4 for the year ended December 31, 2023.

During the three months ended June 30, 2023, the Company determined achievement of the milestones related to projects of its joint venture in CGSF was no longer probable. As a result, the Company reversed all share-based compensation expense recognized for the performance awards and recorded share-based compensation benefit of $1,234 for the six months ended June 30, 2023. No share-based compensation benefit or expense was recognized related to this event during the six months ended December 31, 2023.

All dollar amounts expressed in thousands, except per share amounts

During August 2023, the Company granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 143,525 vested on September 1, 2023 and 443,537 vested on December 1, 2023. The remaining RSUs are scheduled to vest annually, with vesting dates spread across quarters through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294, and share-based compensation expense of $50 was recognized related to these RSUs during the year ended December 31, 2023.

As of December 31, 2023, there was $128 of remaining RSU expense to be recognized over the weighted average remaining period of 1.02 years.

During the year ended December 31, 2022, the Company recorded $1,539 of share-based compensation expense relating to RSUs. For year ended December 31, 2022, the share-based compensation expense relating to RSUs included $862 related to the performance awards for achievement of milestones relating to the projects of the Company’s joint venture in CGSF.

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

The weighted average grant date fair value of share options outstanding as of December 31, 2023 was $0.50, and the options had no intrinsic value. As of December 31, 2023, 7,595,131 share options were vested and exercisable and 957,030 share options were unvested, with vesting dates ranging from June 2024 to December 2025. Share-based compensation expense related to the share options is recognized ratably between the grant date and the vest date, with vest dates varying by award.

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2021	16,573,380	0.63	5.35
Forfeited	(6,819,780)	0.68	—
Balance as of December 31, 2022	9,753,600	0.60	6.11
Forfeited	(1,201,439)	0.47	—
Balance as of December 31, 2023	8,552,161	$0.62	4.94

For the years ended December 31, 2023 and 2022, the Company recorded $56 and $136, respectively, of share-based compensation expense related to these options. As of December 31, 2023, there was $48 of remaining expense to be recognized over the weighted average remaining period of 0.92 years.

The following table summarizes the share options that remain outstanding as of December 31, 2023:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	4,679,563	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,722,533
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	8,552,161			7,595,131

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

On June 18, 2021, the Company awarded 1,400,000 PSUs to a former Chief Executive Officer Mark Scatterday, in connection with the creation of intellectual property. The vesting of these PSUs is contingent upon subsequent sales of a product by Jupiter. On March 31, 2022, 700,000 of these units vested, and the remaining 700,000 are unvested with an expiration date in June 2031.

During April 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share or share-based awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and six months ended June 30, 2023, respectively. No additional expense or benefit was recognized related to this forfeiture during the six months ended December 31, 2023.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, pursuant to which Tim Conder serves as permanent CEO of the Company. Under the terms of the employment agreement, Mr. Conder is entitled to receive an equity grant of 2,000,000 PSUs under the 2018 Plan. Of this amount, 1,000,000 will vest upon Board’s approval of whether metrics set forth in the employment agreement have been achieved as of December 31, 2023, and the remaining 1,000,000 will vest upon Board’s approval of whether metrics set forth in the employment agreement have been achieved as of June 30, 2024. The vesting of these PSUs is dependent on Mr. Conder’s continued employment by the Company and certain non-market conditions applicable to the vesting periods.

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of December 31, 2021	11,804,498	$0.31
Forfeited	(472,120)	0.18
Vested	(700,000)	0.51
Unvested as of December 31, 2022	10,632,378	0.30
Issued	2,000,000	0.06
Forfeited	(9,099,262)	0.30
Vested	(155,750)	0.21
Unvested as of December 31, 2023	3,377,366	$0.17

During the years ended December 31, 2023 and 2022, the Company recorded $782 of share-based compensation benefit and $1,652 of share-based compensation expense relating to PSUs, respectively. As of December 31, 2023, there was $175 of remaining expense to be recognized over the weighted average remaining period of 1.18 years.

A summary of the PSU awards granted containing market conditions as of December 31, 2023 is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	326,282
December 17, 2021	$0.23	December 31, 2024	351,084
Total			677,366

All dollar amounts expressed in thousands, except per share amounts

15. Loss Per Share

The following is a calculation of basic and diluted loss per share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Loss per share	2023	2022
Net loss attributable to TILT	$(62,384)	$(107,455)
Weighted-average number of shares and units outstanding - basic and diluted	379,578,134	375,502,610
Loss per share - basic and diluted	$(0.16)	$(0.29)

Diluted loss per share for the years ended December 31, 2023 and 2022 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

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

For the years ended December 31, 2023 and 2022, income tax expense consisted of:

	Year Ended December 31,
	2023	2022
Current
U.S. Federal	$1,021	$1,550
U.S. State	669	167
Foreign	—	—
Deferred
U.S. Federal	(5,411)	3,260
U.S. State	382	(1,971)
Foreign	—	—
Provision for (recovery of) income taxes	$(3,339)	$3,006

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

On February 15, 2023, the Company completed the Pennsylvania Transaction, which generated ordinary and capital gains of $11,074. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for further details. The Company estimates that approximately $6,814 of the gain from the sale will be offset by the net capital loss carryforward. Therefore, during the year ended December 31, 2023, the Company recognized a release of the valuation allowance related to the capital loss carryforward and the corresponding benefit of the release.

During June 2023, the Company determined its investment in HERBL was not recoverable. As a result, the Company recorded a loss of $6,400 to its HERBL investment, adjusting the balance to zero. This loss was treated as a capital loss, which will more likely than not be realized. See Note 6 — Investments for additional information.

All dollar amounts expressed in thousands, except per share amounts

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2023		2022
Loss from operations before income taxes	$(65,723)		$(104,449)

Pre-tax loss at statutory rate	(13,802)	21.00%	(21,978)	21.04%
U.S. state and local taxes	1,051	(1.60%)	(1,839)	1.76%
IRC Section 280E	5,667	(8.62%)	6,704	(6.42%)
Canadian non-capital losses	(2,549)	3.88%	(11,805)	11.30%
Goodwill impairment	—	0.00%	8,695	(8.32%)
Other permanent differences	(2,870)	4.37%	(2,492)	2.39%
Change in valuation allowance	10,201	(15.52%)	24,918	(23.86%)
Tax rate changes	(842)	1.28%	(595)	0.57%
Other	(195)	0.30%	1,398	(1.34%)
Provision for (recovery of) income taxes	$(3,339)	5.09%	$3,006	(2.88%)

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

As of December 31, 2023 and 2022, the components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Allowance for doubtful accounts	$2,075	$1,651
Lease liabilities	4,894	1,470
Acquisition costs	532	497
Accrued expenses	131	—
Interest expense carryforward	10,780	7,332
Net operating loss carryforwards	11,368	12,296
Capital loss carryforwards	8,085	8,174
Non-capital loss carryforwards	20,989	11,805
Investment in subsidiary	117	117
Restricted stock	465	1,157
Deferred rent	9,092	8,340
Unrealized loss	1,975	—
Inventory reserve	892	—
Other	472	520
Total deferred tax assets	71,867	53,359
Less: Valuation allowance	(49,486)	(34,230)
Net deferred tax assets	22,381	19,129

All dollar amounts expressed in thousands, except per share amounts

	Year Ended December 31,
	2023	2022
Deferred tax liabilities
Fixed assets	$(9,370)	$(10,572)
Intangible assets	(5,107)	(8,390)
Goodwill	—	(321)
Right of use asset	(4,247)	(1,219)
Total deferred tax liabilities	(18,724)	(20,502)

Net deferred tax asset (liability)	$3,657	$(1,373)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed all positive and negative evidence including the four sources of income to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2023 and 2022 in the amount of approximately $49,486 and approximately $34,230, respectively. The valuation allowance increased during 2023 by $15,256.

For the year ended December 31, 2023, the Company had a U.S. federal net operating loss carryforward of approximately $36,435, U.S. state and local net operating loss carryforwards of approximately $60,074, and a Canadian net operating loss carryforward of approximately $74,312. For the year ended December 31, 2022, the Company had a U.S. federal net operating loss carryforward of approximately $37,671, U.S. state and local net operating loss carryforwards of approximately $44,825, and a Canadian net operating loss carryforward of approximately $51,240. The U.S. federal net operating loss carryforwards are not subject to expiration. A portion of the U.S. state and local net operating loss carryforwards are subject to expiration from 2027 through 2041. A portion of the U.S. state and local net operating loss carryforwards are not subject to expiration. The Canadian net operating loss carryforwards are subject to expiration between 2038 to 2041. For the year ending December 31, 2023, Baker utilized federal net operating loss carryforwards of $4,621 to offset 80% of the filing entity’s taxable income and $3,240 of state and local net operating loss carryforwards.

For the years ended December 31, 2023 and 2022, the Company had a U.S. federal capital loss carryforward of approximately $25,157 and $31,971, respectively. For both of the years ended December 31, 2023 and 2022, the Company had U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused. As of December 31, 2023 and 2022, the capital loss carryforwards are not more likely than not of being realized.

The Company’s U.S. income tax attributes are potentially subject to annual limitations resulting from equity shifts that constitute an ownership change as defined by IRC Section 382. Any potential annual limitations resulting from an equity shift that constitutes an ownership change under IRC Section 382 could result in additional limitation of the realization of U.S. federal, state and local income tax attributes. The Company is not utilizing any net operating loss carryforwards that would be subject to IRC Section 382, and the Company will perform an analysis as necessary.

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

All dollar amounts expressed in thousands, except per share amounts

As of December 31, 2023 and 2022, the Company has not recorded any unrecognized tax benefits and has not reduced any net operating loss carryforwards for an unrecognized tax benefit. The Company did not record any interest expense for penalties and interest associated with uncertain tax positions for 2023 or 2022.

17. Related Party Transactions

As of December 31, 2022, the Company had a payable of $27,090 due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”), related to the acquisition of all assets and assumption of all liabilities of Jupiter. Of this amount, $23,016 is included in notes payable and $4,074 is included in accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2022. The $23,016 included in notes payable was due on April 1, 2023 and bore interest at 8.0%. On February 15, 2023, the Company refinanced the payable as part of its 2023 Refinanced Notes. As of December 31, 2023, the balance of the payable was $19,772, which is included in notes payable in the consolidated balance sheet as of December 31, 2023. The payable bears interest at 16% or the prime rate plus 8.5% (17.0% as of December 31, 2023) and is due on February 15, 2026. The $4,074 included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $5,034 on the consolidated balance sheet as of December 31, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of December 31, 2023) and is due on February 15, 2027.

As of December 31, 2022, the Company had another payable of $1,677 due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. The payable bore interest at 8.0% and was included in notes payable in the consolidated balance sheet as of December 31, 2022. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

As of December 31, 2023, the Company also had a payable of $2,005 due to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,598 is related to the 2023 Refinanced Notes and is included in notes payable in the consolidated balance sheet as of December 31, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5% (17.0% as of December 31, 2023) and is due on February 15, 2026. The remaining $407 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2023. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of December 31, 2023) and is due on February 15, 2027.

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

All dollar amounts expressed in thousands, except per share amounts

18. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor of a party to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in Note 9 — Loans Receivable. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ending December 31,	Amount
2024	$463
2025	477
2026	492
2027	506
2028	522
2029 and thereafter	—
Total	$2,460

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

19. Reportable Segments and Revenue

In accordance with ASC 280 — Segment Reporting, the Company identifies its reportable segments based on the Company’s chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation. The Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed based on the market operations (i.e., cannabis products and accessories) which were primarily determined based on the licenses each market holds. Accordingly, the Company identified four reportable segments: (i) cannabis segment (SVH, Standard Farms PA), Standard Farms Ohio, LLC (“Standard Farms OH”), Baker, and CAC), (ii) accessories (Jupiter), (iii) corporate, and (iv) other (White Haven RE, LLC, SFNY, and CGSF). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and

All dollar amounts expressed in thousands, except per share amounts accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations. During the three months ended September 30, 2023, the Company completed the CGSF/SFNY Divestiture. See Note 11 — Notes Payable for additional information.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	For the year ended December 31, 2023
	Cannabis	Accessories	Corporate	Other		Total
Revenue	$47,894	$118,728	$—	$		$166,622
Inter-segment revenue	—	(666)	—			(666)
Net revenue	$47,894	$118,062	$—		$—	$165,956
Share-based compensation	—	—	(431)		(1,234)	(1,665)
Depreciation and amortization	2,923	12,953	642		100	16,618
Wages and benefits	7,924	5,593	7,603		—	21,120
Impairment loss	10,702	35	1,126		737	12,600
Interest expense	5,915	2,445	12,571		68	20,999
Loan losses	—	—	666		4,936	5,602
Net loss	(42,297)	(10,095)	(15,416)		3,991	(63,817)

	For the year ended December 31, 2022
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$48,029	$127,665	$—	$—	$175,694
Inter-segment revenue	—	(1,506)	—	—	(1,506)
Net revenue	$48,029	$126,159	$—	$—	$174,188
Share-based compensation	—	—	2,465	862	3,327
Depreciation and amortization	2,715	14,803	54	780	18,352
Wages and benefits	7,478	4,860	9,707	—	22,045
Impairment loss	16,288	45,625	175	55	62,143
Interest expense	3,391	1,742	9,108	—	14,241
Loan losses	—	—	1,677	—	1,677
Net loss	(20,182)	(63,082)	(22,451)	(1,749)	(107,464)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the years ended December 31, 2023 and 2022, respectively:

	For the year ended December 31, 2023
	US	Canada	Other	Total
Revenue	$145,690	$19,810	$456	$165,956
Gross profit	19,009	5,174	193	24,376

	For the year ended December 31, 2022
	US	Canada	Other	Total
Revenue	$160,977	$12,771	$440	$174,188
Gross profit	34,298	3,695	175	38,168

All dollar amounts expressed in thousands, except per share amounts

20.     Subsequent Events

On January 28, 2024, TILT Holdings Inc. (the “Company”) and its subsidiaries Jimmy Jang, L.P. (“JJLP”), Baker Technologies, Inc. (“Baker”), Commonwealth Alternative Care, Inc. (“CAC”), Jimmy Jang Holdings, Inc.(“JJH”), JJ Blocker Co. (“JJB”), SFNY Holdings, Inc. (“SFNY”), Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms Ohio LLC (“SF Ohio”), Standard Farms LLC (“SF Penn”), SH Finance Company, LLC (“SF Finance”), Jupiter Research, LLC (“Jupiter”, and collectively with the Company, JJLP, Baker, CAC, JJH, JJB, SFNY, SEA, SF Ohio, SF Penn, SF Finance, the “Guarantors”) and Shenzen Smoore Technology Limited (“Smoore”) and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”). Also on January 28, 2024, Entrepreneur Growth Capital LLC, Jordan Geotas, the Secured Party, and Jupiter entered into a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”).

The Guarantors entered into the Smoore Agreements with the Secured Party, its principal supplier of vaping product inventory (the “Inventory”) to Jupiter, to provide for the payment of currently existing accounts payable by the Guarantors to the Secured Party (the “Accounts”), reduction in the outstanding balance of Accounts from time to time in the future, and the continued shipping of Inventory to Jupiter by the Secured Party.

Under the Side Letter between the Secured Party and the Guarantors, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of April 30, 2024, $29,000, as of June 30, 2024; $27,000, as of September 30, 2024; and $25,000, as of December 31, 2024 (the “Reduction Plan”). The outstanding balance of Accounts that are unpaid more than 90 days after the invoice date plus, without duplication, the aggregate dollar amount of all Accounts, regardless of the date of the related invoice, in excess of $25,000 will incur interest at the rate of 8% per annum.

The Guarantors will have 120 days from the invoice date to pay each outstanding Account, however, the Guarantors will have a “Transition Period” though April 15, 2024 to pay any Accounts that are outstanding more than 150 days after the invoice date and through June 23, 2024 to pay any Accounts that are outstanding more than 120 days after the invoice date, provided certain conditions are satisfied, including compliance with the Reduction Plan, no default or event of default having occurred under the Smoore Agreements, and no event of default having been declared by the Guarantors’ existing secured creditors. If the Guarantors fail to make timely payments on the Accounts, including under the Reduction Plan, interest will accrue on all outstanding Accounts, regardless of aggregate size or date of invoice, at the rate of 8% per annum.

Under the Side Letter, the Secured Party agrees to promptly ship ordered Inventory to Jupiter so long as the Guaranty described below remains in full force and effect, no event of default has occurred under the Smoore Agreements, and the Guarantors have performed, and the outstanding balance of all Accounts does not exceed the amounts permitted, under the Reduction Plan.

In addition to the Side Letter, the Smoore Agreements include a Guaranty by the Guarantors (other than Jupiter) for the benefit of the Secured Party, pursuant to which, those Guarantors guarantee the payment and performance of Jupiter’s and the Company’s obligations to the Secured Party with respect to the Accounts. The Guarantors have also entered into a Debt and Security Agreement and related collateral security documents with or for the benefit of the Secured Party, under which the Guarantors’ performance under the Guaranty and Jupiter’s obligations with respect to the Accounts are secured by security interests in all of the assets of the Guarantors, including a pledge of all equity interests in all direct and indirect subsidiaries of the Company. Pursuant to the Subordination and Intercreditor Agreement, certain of the Guarantors’ existing secured creditors have agreed that, other than the security interest in certain assets that were pledged by Jupiter to secure a revolving credit facility, existing security interests in favor of those existing creditors are subordinated to the security interests created under the Smoore Agreements.

All dollar amounts expressed in thousands, except per share amounts