Form 10-Q
period 2024-03-31
TILT Holdings Inc.
filed 2024-05-15
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of April 30, 2024, there were 343,625,630 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

TILT HOLDINGS INC.

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “TILT” refer to TILT Holdings Inc. together with its wholly owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$,” “USD,” or “USD$” in this Quarterly Report on Form 10-Q refer to United States dollars, and all references to “C$,” “CAD,” or “CAD$” refer to Canadian dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian and United States (“U.S.”) securities laws (collectively, “forward-looking statements”). Such statements include, but are not limited to, statements with respect to expectations, projections, or other characterizations of future events or circumstances, and the Company’s objectives, goals, strategies, beliefs, intentions, plans, estimates, projections and outlook, including statements relating to the Company’s plans and objectives, or estimates or predictions of actions of customers, suppliers, competitors or regulatory authorities. These statements are subject to certain risks, assumptions and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. The words “believe,” “plan,” “intend,” “estimate,” “expect”, “likely,” “potential,” “proposed,” “scheduled,” “forecast,” or “anticipate,” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would,” “may,” “might,” and “could” identify forward-looking statements.

Management of the Company has based the forward-looking statements on its current views with respect to future events and financial performance and has made assumptions and applied certain factors regarding, among other things: future product pricing; costs of inputs; the Company’s ability to successfully market its products to its anticipated clients; the Company’s reliance on its key personnel; certain regulatory requirements; the application of federal and state environmental laws; the impact of increasing competition; the Company’s ability to successfully execute its operating plan for the next 12 months; the Company’s ability to obtain additional financing on favorable terms; the Company’s ability to defer principal and interest payments on certain notes; the Company’s ability to successfully negotiate a mutually agreeable waiver and forbearance agreement with certain noteholders; the receipt of applicable regulatory approvals; and the regulatory environments in which the Company operates. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s forward-looking statements are expressly qualified in their entirety by this cautionary statement. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose.

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act; risks related to the enforcement activities by the U.S. Department of Justice; risks related to the Company’s ability to continue as a going concern; reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened scrutiny by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the

Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration; risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to the potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to data privacy laws, rules and regulations; risks relating to fraudulent activity by employees, contractors and consultants; risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQB; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2023 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2024 (the “Form 10-K”) and on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”) at www.sedarplus.com.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,219	$2,034
Restricted cash	1,300	1,298
Trade receivables, net	17,777	17,919
Inventories	36,838	32,908
Prepaid expenses and other current assets	1,749	2,115
Assets held for sale	—	—
Total current assets	59,883	56,274

Non-current assets
Property, plant and equipment, net	49,847	51,185
Right-of-use assets – finance, net	2,048	2,242
Right-of-use assets – operating, net	12,266	12,296
Investments	—	1
Intangible assets, net	81,563	84,801
Loans receivable	1,030	1,066
Deferred tax asset	5,524	3,657
Goodwill	17,721	17,721
Other assets	1,945	1,945
TOTAL ASSETS	$231,827	$231,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$53,601	$49,098
Income taxes payable	2,772	2,564
Deferred revenue	4,241	6,083
Finance lease liability, current portion	1,238	1,203
Operating lease liability, current portion	82	72
Notes payable, current portion	29,128	17,052
Total current liabilities	91,062	76,072

Non-current liabilities
Finance lease liability, net of current portion	2,721	3,041
Operating lease liability, net of current portion	12,791	12,743
Notes payable, net of discount, net of current portion	30,545	35,108
Massachusetts lease liability	40,977	40,774
Other liabilities	889	1,057
TOTAL LIABILITIES	178,985	168,795

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 387,447,009 and 384,833,546 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	856,512	856,422
Additional paid-in capital	225,267	225,250
Warrants	5,835	5,835
Accumulated other comprehensive income	966	973
Accumulated deficit	(1,035,738)	(1,026,087)
TOTAL SHAREHOLDERS’ EQUITY	52,842	62,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,827	$231,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$37,504	$42,264
Cost of goods sold	(30,787)	(33,468)
Gross profit	6,717	8,796

Operating expenses:
Wages and benefits	4,496	5,784
General and administrative	3,483	5,620
Sales and marketing	142	404
Share-based compensation expense	107	293
Depreciation and amortization	3,866	4,129
Impairment loss	12	188
Total operating expenses	12,106	16,418
Operating loss	(5,389)	(7,622)

Other income (expense):
Interest income	2	64
Other income	204	97
Gain on sale of assets	—	8,401
Unrealized loss on investment	(1)	—
Loan receivable losses	—	(388)
Loss on foreign currency exchange	(4)	—
Interest expense	(6,043)	(4,092)
Total other income (expense)	(5,842)	4,082
Loss from operations before income tax and non-controlling interest	(11,231)	(3,540)

Income taxes:
Income tax benefit (expense)	1,580	(1,326)
Net loss before non-controlling interest	(9,651)	(4,866)
Less: Net loss attributable to non-controlling interest	—	(9)
Net loss attributable to TILT Holdings Inc.	$(9,651)	$(4,875)

Other comprehensive loss:
Net loss before non-controlling interest	$(9,651)	$(4,866)
Foreign currency translation differences	(7)	(2)
Comprehensive loss before non-controlling interest	(9,658)	(4,868)
Less: Net loss attributable to non-controlling interest	—	(9)
Comprehensive loss attributable to TILT Holdings Inc.	$(9,658)	$(4,877)

Weighted average number of shares outstanding:
Basic and diluted	385,723,847	377,697,175
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$—	$62,393
Share-based compensation	—	—	17	—	—	—		17
Issuance and vesting of restricted share units	2,613,463	90	—	—	—	—		90
Comprehensive loss for the period	—	—	—	—	(7)	(9,651)		(9,658)
Balance - March 31, 2024	387,447,009	$856,512	$225,267	$5,835	$966	$(1,035,738)	$—	$52,842

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,651)	$(4,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	1	—
Gain on sale of assets and other	(717)	(8,401)
Depreciation and amortization	4,980	5,496
Amortization of operating lease right of use assets	704	484
Change in allowance for doubtful accounts	19	150
Non-cash interest income	—	(67)
Deferred tax	(1,867)	784
Share-based compensation expense	107	293
Accretion (adjustment) of debt discount	(34)	291
Loan receivable losses	—	388
Impairment loss and loss on disposal of assets	12	188
Inventory adjustments	13	225
Non-cash interest expense	4,030	2,037
Net change in working capital items:
Trade receivables, net	123	419
Inventories	(3,943)	6,779
Prepaid expenses and other current assets	366	(120)
Accounts payable and accrued liabilities	5,052	212
Income tax payable	208	497
Deferred revenue	(1,842)	(1,015)
Net cash (used in) provided by operating activities	(2,439)	3,774

Cash flows from investing activities:
Purchases of property, plant, and equipment	(221)	(125)
Proceeds from sale of property, plant and equipment	—	15,000
Repayment of loan receivable, net of advances	36	(2,059)
Net cash (used in) provided by investing activities	(185)	12,816

Cash flows from financing activities:
Payments on lease liability	(901)	(1,788)
Repayments on notes payable and Massachusetts Lease Liability	—	(10,325)
Repayments on Revolving Facility	(25,067)	(29,073)
Debt issuance costs	—	(1,029)
Proceeds from Revolving Facility	28,787	27,316
Net cash provided by (used in) financing activities	2,819	(14,899)

Effect of foreign exchange on cash and cash equivalents	(8)	(2)

Net change in cash and cash equivalents and restricted cash	187	1,689

Cash and cash equivalents and restricted cash, beginning of year	3,332	3,500

Cash and cash equivalents and restricted cash, end of year	$3,519	$5,189

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Ohio facility	$80	$—
Increases to operating lease liability related to Ohio facility	$80	$—
Increases to right of use assets related to Pennsylvania Transaction	$—	11,974
Increase to operating lease liability related to Pennsylvania Transaction	$—	11,880
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 10)	$—	$8,260
Warrants issued related to 2023 Notes (equity classified)	$—	$5,106
Noteholder representative fee related to 2023 Refinanced Notes	$—	$1,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,501	$2,962
Cash paid for income taxes	$80	$—

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

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT.” In addition, the common shares are quoted on the OTCQB in the U.S. under the symbol “TLLTF.” The Company’s head office is in Phoenix, Arizona and its registered office is located at Suite 2400, 745 Thurlow Street., Vancouver, BC V6C 0C5 Canada.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $9,658 during the three months ended March 31, 2024 and has an accumulated deficit of $1,035,738 as of March 31, 2024. Additionally, as of March 31, 2024, the Company had negative working capital of $31,179 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital was mainly related to certain notes payable becoming due within the next 12 months, including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligation under the 2023 Refinanced Notes and 2023 New Notes (each defined below). See Note 10 — Notes Payable for additional information.

During the three months ended March 31, 2024, the Company drew proceeds of $28,787 and made principal and interest payments of $25,387 on its Revolving Facility. Noteholder fees of $167 were also paid to the Note Holders (as defined below) related to the 2023 Refinanced Notes (as defined below).

On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries, Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter Research LLC (“Jupiter”) (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Note Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”).

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (the “2023 New Notes”) in the aggregate principal amount of $8,260 to the Note Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. See Note 10 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts bore interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings as necessary; and (vi) deferring principal and interest payments on the 2023 Refinanced Notes.

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the issuance of the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. The issuance of the 2023 Bridge Notes required the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes and 2023 New Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Note Holders under the 2019 Junior Notes NPA. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%.

The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. As of March 31, 2024, the Company used a default rate of 26.0% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 26.0% interest rate represents the prime rate of 8.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 10 — Notes Payable for additional information.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, (ii) the instructions to Form 10-Q, and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), as filed with the SEC on March 22, 2024 and with the relevant

All dollar amounts expressed in thousands, except per share amounts

Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2024. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholder’s equity, and cash flows of the Company for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024.

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

During the three months ended March 31, 2024, the Company reclassified $225 of inventory valuation adjustments previously included in inventories under net change in working capital adjustments on the condensed consolidated statement of cash flows for the three months ended March 31, 2023 into inventory adjustments. See Note 4 — Inventories for additional information.

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $1,300 and $1,298 in restricted cash as of March 31, 2024 and December 31, 2023, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,254 and $1,253 as of March 31, 2024 and December 31, 2023, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued accounting standards update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements. These improvements include enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the CODM’s title and position, the measures the CODM uses to measure segment profit or loss, and how the CODM uses those measures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024 with early adoption permitted. The Company adopted this standard on January 1, 2024 and does not anticipate any impact on its Financial Statements.

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

All dollar amounts expressed in thousands, except per share amounts

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of March 31, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,219	$—	$—
Restricted cash	1,300	—	—
Investments	—	—	—
Total	$3,519	$—	$—

	As of December 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,034	$—	$—
Restricted cash	1,298	—	—
Investments	1	—	—
Total	$3,333	$—	$—

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the three months ended March 31, 2024, the Company recorded a loss of $1 related to its investment in Akerna. This loss is included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. No losses were recorded related to the Company’s investments during the three months ended March 31, 2023.

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. The balance was $0 as of both March 31, 2024 and December 31, 2023.

See Note 6 — Investments for additional information about the Akerna and HERBL investments.

All dollar amounts expressed in thousands, except per share amounts

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 10 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 8 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during each of the three months ended March 31, 2024 and 2023.

4. Inventories

The Company’s inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw Material - cannabis plants	$3,153	$2,651
Raw Material - other materials	502	483
Work in progress	12,592	13,380
Finished goods	19,018	14,758
Supplies and accessories	1,573	1,636
Total Inventories	$36,838	$32,908

During the three months ended March 31, 2024 and 2023, the Company recorded total inventory adjustments of $13 and $225, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

5. Property, Plant and Equipment and Assets Held for Sale

The Company’s property, plant and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Land	$6,266	$6,266
Machinery & equipment	13,358	13,250
Furniture & fixtures	752	751
Buildings	45,100	45,107
Greenhouse - agricultural structure	6,769	6,769
Leasehold improvements	10,402	10,380
Construction in progress	322	306
Autos & trucks	275	275
Total cost	83,244	83,104
Less: Accumulated depreciation	(33,397)	(31,919)
Total property, plant and equipment	$49,847	$51,185

During the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense of $1,548 and $1,975, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

On February 15, 2023, the Company completed the sale and leaseback of its facility in White Haven, Pennsylvania (the “White Haven Facility”) to the buyer (the “Pennsylvania Transaction”). The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a net carrying value of $6,599, resulting in a gain on sale of assets of $8,401. See Note 12 — Leases for additional information.

All dollar amounts expressed in thousands, except per share amounts

Assets Held for Sale

During the six months ended June 30, 2023, it was determined that the assets held for sale had a fair market value less costs to sell of zero. As a result, the Company recorded an impairment loss of $325 to bring these assets held for sale to fair market value less costs to sell. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss, and the assets are still held for sale as of March 31, 2024.

6. Investments

The Company’s investments included the following:

Investment	March 31, 2024	December 31, 2023
HERBL, Inc.	$—	$—
Akerna	—	1
Total Investments	$—	$1

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

During the three months ended March 31, 2024, the Company recorded an unrealized loss of $1 from its investment in Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss. There was no loss recorded during the three months ended March 31, 2023.

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	March 31, 2024	December 31, 2023
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	2,361	2,361
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	159,967	159,967
Less: Accumulated amortization	(78,404)	(75,166)
Total intangible assets, net	$81,563	$84,801

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023 and 2022 filed on Form 10-K for further information pertaining to the Company’s accounting policies for its intangible assets.

Amortization expense for the three months ended March 31, 2024 and 2023 was $3,238 and $3,264, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

The following table outlines the estimated future annual amortization expense for intangible assets as of March 31, 2024:

Estimated
Years ended December 31,	amortization
Remainder of 2024	$9,715
2025	12,953
2026	12,796
2027	12,796
2028	12,778
Thereafter	18,325
$79,363

8. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	March 31, 2024	December 31, 2023
Teneo Fund SPVi LLC Note	$5,586	$5,622
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	—	—
Total loans receivable	$8,932	$8,968
Less allowance for expected credit losses	(7,902)	(7,902)
Loans receivable	$1,030	$1,066

Little Beach Harvest Note

In June 2023, the Company determined that it may not be able to collect the full amount of its loan receivable from Little Beach Harvest (the “Little Beach Harvest Note”). As a result, the Company did not record any interest income for the three months ended March 31, 2024.

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

The Little Beach Harvest Note loan receivable balance was subject to an interest rate of 9.0%. Interest income was $64 for the three months ended March 31, 2023 and is included in interest income on the condensed consolidated statements of income and comprehensive loss.

Impairment

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three months ended March 31, 2024, the Company did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of March 31, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,298	$(6,268)	$1,030
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,932	$(7,902)	$1,030

	As of December 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,334	$(6,268)	$1,066
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,968	$(7,902)	$1,066

9.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	March 31, 2024	December 31, 2023
Accounts payable	$51,273	$46,326
Accrued payroll	1,840	1,534
Other current payables/liabilities(1)	488	1,238
Total accounts payable and accrued liabilities	$53,601	$49,098

(1)Includes amounts such as accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of March 31, 2024 and December 31, 2023, the loyalty liability totaled $118 and $126, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

10. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	March 31, 2024	December 31, 2023
Revolving Facility – Interest rate of 11.5% as of March 31, 2024, due on July 21, 2024 (1)	$8,470	$4,749
2023 Refinanced Notes – Interest rate of 26.0% per annum as of March 31, 2024, due on February 15, 2026 (2)	42,572	39,943
2023 New Notes – Interest rate of 25.0% per annum as of March 31, 2024, due on February 15, 2027 (2)	10,825	10,169
Employee Retention Credit note and other loans and borrowings	3,594	3,594
Total debt	65,461	58,455
Less: Debt discount and debt issuance costs	(5,788)	(6,295)
Less: Current portion of notes payable	(29,128)	(17,052)
Total debt, net of discount, net of current portion	$30,545	$35,108

(1)The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)The interest rates of 26.0% and 25.0% are the default interest rates in effect.

Revolving Facility

During the three months ended March 31, 2024, the Company drew proceeds of $28,787 and made principal and interest payments of $25,387 on its Revolving Facility. The balance of the related debt issuance costs was $73 as of March 31, 2024.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the interest rate increased to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. During the three months ended March 31, 2024, compounded interest of $2,629 was added to the principal balance and no principal payments were made.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. The amortization adjustment was $34 for the three months ended March 31, 2024, which is included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $5,715 as of March 31, 2024.

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During the three months ended March 31, 2024, compounded interest of $656 was added to the principal balance and no principal payments were made.

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

While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

Future principal payments due and interest accrued as of March 31, 2024 were as follows:

Year ended December 31,	Amount
Remainder of 2024	$13,470
2025	7,930
2026	28,000
2027	8,260
2028	—
2029 and thereafter	—
Total principal payments	57,660
Add: Accrued interest	7,801
Total	$65,461

11. Massachusetts Lease Liability

On May 16, 2022, the Company entered into a long-term lease with Innovative Industrial Properties (“IIP”) for a cultivation, processing and product manufacturing lab and medical and adult-use dispensary in Taunton, Massachusetts (the “Taunton Facility”) with a term of 20 years and a maturity date of May 15, 2042, with two five year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). Lease payments are due monthly and are subject to an annual escalation of 2.5% after two years. The Company anticipates no disruption to CAC’s operations as a result of these transactions.

The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

All dollar amounts expressed in thousands, except per share amounts

As of March 31, 2024, the Massachusetts Lease Liability had a balance of $40,977. Future minimum lease payments for the Massachusetts Lease Liability as of March 31, 2024 are as follows:

Year ended December 31,	Amount
Remainder of 2024	$3,369
2025	4,581
2026	4,695
2027	4,812
2028	4,933
2029 and thereafter	157,922
Total future payments	180,312
Less: Interest	(147,047)
Total present value of minimum payments	33,265
Add: Estimated ending residual value	7,712
Total	$40,977

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$704	$484
Finance lease cost:
Amortization of lease assets	194	257
Interest on lease liabilities	81	102
Finance lease costs	275	359
Total lease cost	$979	$843

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	March 31, 2024	December 31, 2023
Operating leases
Weighted average discount rate	19.1%	19.1%
Weighted average remaining lease term	13.37 years	13.65 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.63 years	3.82 years

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

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized a right-of-use (“ROU”) asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations. As of March 31, 2024, the balance of the operating lease liability associated with this transaction was $12,128.

All dollar amounts expressed in thousands, except per share amounts

Future minimum lease payments under the Company’s non-cancellable leases as of March 31, 2024 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2024	$1,123	$1,839
2025	1,212	2,490
2026	926	2,553
2027	916	2,618
2028	310	2,637
2029 and thereafter	69	25,664
Total undiscounted lease liabilities	4,556	37,801
Interest or discount on lease liabilities	(597)	(24,928)
Total present value of minimum lease payments	3,959	12,873
Lease liability - current portion	(1,238)	(82)
Lease liability	$2,721	$12,791

13. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the three months ended March 31, 2024 and 2023, there were no LP Units of JJ LP converted to common shares. As of each of March 31, 2024 and December 31, 2023, 43,821,379 LP Units of JJ LP were issued and outstanding.

Warrants

In connection with the NPA Amendment, the Company issued Debt Modification Warrants to purchase 2,421.05 common shares of the Company for every one thousand dollar principal amount of the 2023 Refinanced Notes held by each Note Holder, for a total aggregate of 91,999,901 Debt Modification Warrants, all of which were classified as equity at the time of issuance and were recorded at a fair value of $5,106. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

The following table summarizes the warrants that remain outstanding as of March 31, 2024:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

All dollar amounts expressed in thousands, except per share amounts

A rollforward of warrant activity for the three months ended March 31, 2024 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2023	101,045,592	CAD$ 0.18
Issued	—	—
Expired	—	—
Balance as of March 31, 2024	101,045,592	CAD$ 0.18

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of March 31, 2024, 31,470,210 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2023	7,552,704	$0.04
Vested	(2,655,767)	0.03
Forfeited	(79,894)	0.12
Unvested as of March 31, 2024	4,817,043	$0.04

During the three months ended March 31, 2024 and 2023, the Company recorded $48 and $104 of share-based compensation expense relating to RSUs. For the three months ended March 31, 2023, the share-based compensation expense relating to RSUs included $53 related to the performance awards for achievement of milestones relating to the projects of the Company’s joint venture in CGSF. Due to the CGSF/SFNY Divestiture, no share-based compensation related to performance awards was recognized during the three months ended March 31, 2024.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03, and share-based compensation expense of $41 was recognized related to these RSUs during the three months ended March 31, 2024.

During August 2023, the Board granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 143,525 had vested as of September 1, 2023 and 443,537 vested on December 1, 2023. The remaining RSUs are scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294, and share-based compensation expense of $11 was recognized related to these RSUs during the three months ended March 31, 2024.

As of March 31, 2024, there was $68 of remaining RSU expense to be recognized over the weighted average remaining period of 1.15 years.

All dollar amounts expressed in thousands, except per share amounts

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2023	8,552,161	$0.62	4.94
Forfeited	(252,605)	$0.47	—
Balance as of March 31, 2024	8,299,556	$0.63	4.65

For the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation expense of $17 and $31, respectively, of share-based compensation related to these options. As of March 31, 2024, there was $31 of remaining expense to be recognized over the weighted average remaining period of 0.79 years.

The following table summarizes the share options that remain outstanding as of March 31, 2024:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	4,426,958	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,473,256
Other employee grants	3,682,598	$ 0.41-3.96	June 17, 2024 - November 21, 2029	3,682,598
Total	8,299,556			7,345,854

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of December 31, 2023	3,377,366	$0.17
Forfeited	(85,928)	0.14
Unvested as of March 31, 2024	3,291,438	$0.17

During the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation expense of $42 and $158, respectively, relating to PSUs.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s CEO (the “CEO Agreement”) pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan of which up to 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs . On April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. The remaining 1,000,000 will vest upon the Board’s approval of whether metrics set forth in the CEO Agreement have been achieved as of June 30, 2024. The vesting of these remaining 1,000,000 PSUs is dependent on Mr. Conder’s continued employment by the Company and certain non-market conditions applicable to the vesting period.

As of December 31, 2023, Mark Scatterday, the Company’s former CEO and director, and major stockholder and lender, had an aggregate of 700,000 PSUs outstanding, which will vest on May 31, 2025, contingent upon the achievement of certain subsequent sales of products by Jupiter.

All dollar amounts expressed in thousands, except per share amounts

As of March 31, 2024, there was $130 of remaining expense to be recognized over the weighted average remaining period of 1.01 years.

A summary of the PSU awards granted containing market conditions as of March 31, 2024 is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	290,293
December 19, 2021	$0.23	December 31, 2024	301,145
Total			591,438

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three months ended March 31, 2024 and 2023:

Loss per share	Three Months Ended
	March 31,	March 31,
	2024	2023
Net loss attributable to TILT	$(9,651)	$(4,875)
Weighted-average number of shares and units outstanding - basic and diluted	385,723,847	377,697,175
Loss per share - basic and diluted	$(0.03)	$(0.01)

Diluted loss per share for each of the three months ended March 31, 2024 and 2023 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Loss before income taxes	$(11,231)	$(3,540)
Income tax benefit (expense)	1,580	(1,326)
Effective tax rate	14%	(37%)

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

As the Company operates in the cannabis industry, it is subject to the limitations of Section 280E of the IRC. This results in permanent differences for ordinary and necessary business expenses deemed non-allowable under Section 280E of the IRC for income tax purposes. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

On February 15, 2023, the Company completed the Pennsylvania Transaction which generated ordinary and capital gains of $11,074. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for further details. The Company estimates that approximately $6,814 of the gain from the sale will be offset by the net capital loss carryforward. Therefore, during 2023, the Company recognized a release of the valuation allowance related to the capital loss carryforward and the corresponding benefit of the release.

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

16.     Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of March 31, 2024, the balance of the payable was $21,073, which is included in notes payable in the condensed consolidated balance sheet as of March 31, 2024. The payable bears interest at 16% or the prime rate plus 8.5% (26.0% as of March 31, 2024) and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $5,253 on the condensed consolidated balance sheet as of March 31, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of March 31, 2024) and is due on February 15, 2027. As of March 31, 2024, the Company had paid $2,604 and zero in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

The Company had another payable due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

The Company also has a payable of $2,127 as of March 31, 2024 owed to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,703 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of March 31, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5% (26.0% as of March 31, 2024) and is due on February 15, 2026. The remaining $424 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of March 31, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of March 31, 2024) and is due on February 15, 2027. As of March 31, 2024, the Company had paid $210 and zero in interest to Callisto on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Note Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to Mark Scatterday though Mak One and 3,679,996 Debt Modification Warrants were issued to Adam Draizin through Callisto.

In connection with the 2023 Bridge Notes, the Company had additional payables due to Mark Scatterday through Mak One and Adam Draizin through Sheldrake Interests, LLC (“Sheldrake), an affiliated entity. On August 30, 2023, the Company fully repaid the 2023 Bridge Notes. As part of this repayment, the Company paid $2,669 to Mak One and $216 to Sheldrake.

All dollar amounts expressed in thousands, except per share amounts

17. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in the Form 10-K. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2024	$347
2025	477
2026	492
2027	506
2028	522
2029 and thereafter	—
Total	$2,344

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023. By order dated March 18, 2024, the Supreme Court of the State of Nevada dismissed the Plaintiffs’ appeal due to lack of appellate jurisdiction.

18. Reportable Segments and Revenue

The Company operates in four reportable segments: (i) cannabis segment (SVH), Standard Farms, LLC (“Standard Farms PA”), Standard Farms Ohio, LLC (“Standard Farms OH”), Baker, and CAC, (ii) accessories (Jupiter), (iii) corporate, and (iv) other (White Haven RE, LLC). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses

All dollar amounts expressed in thousands, except per share amounts and intercompany eliminations. On September 1, 2023, the Company completed the CGSF/SFNY Divestiture, which was included in other for the three months ended March 31, 2023.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	Three Months Ended March 31, 2024
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$10,389	$27,369	$—	$—	$37,758
Inter-segment revenue	—	(254)	—	—	(254)
Net revenue	$10,389	$27,115	$—	$—	$37,504
Share-based compensation	—	—	107	—	107
Depreciation and amortization	647	3,219	—	—	3,866
Wages and benefits	1,852	1,267	1,377	—	4,496
Impairment loss	12	—	—	—	12
Interest expense	1,369	925	3,749	—	6,043
Net loss	$(1,874)	$(2,581)	$(5,194)	$(2)	$(9,651)

	Three Months Ended March 31, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,961	$29,413	$—	$—	$42,374
Inter-segment revenue	—	(110)	—	—	(110)
Net revenue	$12,961	$29,303	$—	$—	$42,264
Share-based compensation	—	—	241	52	293
Depreciation and amortization	794	3,238	14	83	4,129
Wages and benefits	2,221	1,273	2,290	—	5,784
Impairment loss	48	—	140	—	188
Interest expense	1,356	642	2,094	—	4,092
Loan losses	—	—	388	—	388
Net (loss) income	$(6,648)	$(2,650)	$(3,613)	$8,045	$(4,866)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	US	Canada	Other	Total
Revenue	$33,356	$4,139	$9	$37,504
Gross profit	5,594	1,123	-	6,717

	Three Months Ended March 31, 2023
	US	Canada	Other	Total
Revenue	$38,175	$4,080	$9	$42,264
Gross profit	7,790	1,002	4	8,796

All dollar amounts expressed in thousands, except per share amounts

19. Subsequent Events

On May 2, 2024, Standard Farms PA entered into a Secured Promissory Note (the “Note”) with a third party experienced retailer and operator (the “Lender”). Under the terms of the Note, Standard Farms PA can borrow up to $10,500 from the Lender. Proceeds from the Note will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the Note will also be utilized for the initial setup and operation of the Retail Locations.

The Note will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). The interest rate will automatically increase to 40% six months after the Location Opening Date. No principal or interest payments will be due under the Note before the maturity date, and the Note may not be prepaid in cash or kind without the Lender’s prior written consent.

Because the capital is to fund the construction and operation of the new dispensaries, the Note is secured by a first priority security interest in the retail assets of Standard Farms PA (the “Borrower Collateral”), and a second priority security interest in the equity interests of Standard Farms PA that are held by the Company’s subsidiary Baker (the “Baker Collateral”). Also on May 2, 2024, the Lender entered into a Consent, Collateral Release and Subordination Agreement (the “Subordination Agreement”) with the Company’s existing creditors to subordinate the Lender’s interest in the Baker Collateral and release the existing creditors’ interest in the Borrower Collateral. The Lender’s security interest is further described in in a Security Agreement, dated May 2, 2024, by and among Standard Farms PA, the Lender and Baker Technologies, Inc. (the “Security Agreement” and, collectively with the Note and the Subordination Agreement, the “Dispensary Agreements”).

The Note and the Security Agreement include usual and customary loan provisions including: affirmative and negative covenants, events of default, representations and warranties. In the case of an event of default under the Note, Standard Farms may become obligated to pay a multiplied balance of up to four times the then-outstanding obligations under the Note, all obligations under the Note may be accelerated and all remedies may be exercised by Lender. All obligations under the Note are guaranteed by the Company, which guarantee shall terminate if and when a first priority security interest in the properly held retail assets of a wholly-owned subsidiary of Standard Farms PA is activated. In order to provide collateral free from prior liens, under the terms of the loan documents, Lender will have a first-priority security interest in the equity interests of any such wholly-owned subsidiary that may be held by Standard Farms PA.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

The Company operates through two business divisions: Inhalation Technology and Cannabis. The Inhalation Technology division encompasses the Jupiter Research LLC (“Jupiter”) business, through which the Company sells vape and accessory products and services to regulated markets across 40 states in the United States (“U.S.”), as well as Canada, Israel, Mexico, South America and the European Union. The cannabis division includes operations in Massachusetts at Commonwealth Alternative Care (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio, LLC (“Standard Farms OH”).

Through CAC, the Company operates a vertically integrated marijuana facility in Taunton, Massachusetts, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales and a dispensary, also dually licensed for both medical and adult-use retail sales, in Brockton, Massachusetts. CAC also has another medical dispensary operating in Cambridge, Massachusetts. Through these operating facilities, the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

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

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter

Supplier Guaranty

On January 28, 2024, the Company and its subsidiaries Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. (“Baker”), CAC, Jimmy Jang Holdings, Inc.(“JJH”), JJ Blocker Co. (“JJB”), SFNY Holdings, Inc. (“SFNY”), Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms OH, Standard Farms PA, SH Finance Company, LLC (“SF Finance”), and Jupiter (collectively with the Company, JJ LP, Baker, CAC, JJH, JJB, SFNY, SEA, Standard Farms OH, Standard Farms PA, SF Finance, the “Guarantors”) and Shenzhen Smoore Technology Limited (“Smoore”) and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”). On January 28, 2024, Entrepreneur Growth Capital LLC, Jordan Geotas, the Secured Party, and Jupiter also entered into a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”).

The Guarantors entered into the Smoore Agreements with the Secured Party, its principal supplier of vaping product inventory (“Inventory”) to Jupiter, to provide for the payment of currently existing accounts payable by the Guarantors to the Secured Party (“Accounts”), reduction in the outstanding balance of Accounts from time to time in the future, and the continued shipping of Inventory to Jupiter by the Secured Party.

Under the Side Letter between the Secured Party and the Guarantors, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of April 30, 2024; $29,000, as of June 30, 2024; $27,000, as of September 30, 2024; and $25,000, as of December 31, 2024 (the “Reduction Plan”). The outstanding balance of Accounts that are unpaid more than 90 days after the invoice date plus, without duplication, the aggregate dollar amount of all Accounts, regardless of the date of the related invoice, in excess of $25,000 will incur interest at the rate of 8% per annum.

The Guarantors will have 120 days from the invoice date to pay each outstanding Account. However, the Guarantors will have a “Transition Period” though April 15, 2024 to pay any Accounts that are outstanding more than 150 days after the invoice date and through June 23, 2024 to pay any Accounts that are outstanding more than 120 days after the invoice date, provided certain conditions are satisfied, including compliance with the Reduction Plan, no default or event of default having occurred under the Smoore Agreements, and no event of default having been declared by the Guarantors’ existing secured creditors. If the Guarantors fail to make timely payments on the Accounts, including under the Reduction Plan, interest will accrue on all outstanding Accounts, regardless of aggregate size or date of invoice, at the rate of 8% per annum.

Under the Side Letter, the Secured Party agreed to promptly ship ordered Inventory to Jupiter so long as the Guaranty described below remains in full force and effect, no event of default has occurred under the Smoore Agreements, and the Guarantors have performed, and the outstanding balance of all Accounts does not exceed the amounts permitted, under the Reduction Plan.

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

All dollar amounts expressed in thousands, except per share amounts

Certain Trends and Uncertainties

The Company’s business, financial condition, and results of operations may be impacted by certain trends and uncertainties. See Liquidity and Capital Resources below and Liquidity and Capital Resources under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors” of the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”) for discussions of trends and uncertainties and risks that may affect the Company.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023
Revenues, net	$37,504	$42,264
Cost of goods sold	(30,787)	(33,468)
Gross profit	6,717	8,796
Operating loss	(5,389)	(7,622)
Total other expense	(5,842)	4,082
Loss from operations before income tax and non-controlling interest	(11,231)	(3,540)
Net loss before non-controlling interest	(9,651)	(4,866)
Net income attributable non-controlling interest	-	(9)
Net loss attributable to TILT Holdings Inc.	(9,651)	(4,875)

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

Revenue for the three months ended March 31, 2024 was $37,504, down from $42,264 for the three months ended March 31, 2023, reflecting a year-over-year decrease of $4,760 or 11%. The decrease was mainly attributable to the

All dollar amounts expressed in thousands, except per share amounts cannabis division which decreased revenue by $2,572 or 20% year-over-year, primarily driven by a decrease in sales volume and a price normalization in Massachusetts and Pennsylvania. Additionally, Jupiter decreased revenue by $2,188 or 7% year-over-year, mainly driven by lower average price per unit in certain product lines.

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

Cost of goods sold for the three months ended March 31, 2024 was $30,787, down from $33,468 for the three months ended March 31, 2023 reflecting a year-over-year decrease of $2,681 or 8%, mainly attributable to the cannabis division driven primarily by decreased sales volume and a one-time credit of $821 for certain prior community impact fees which are no longer assessed. Additionally, Jupiter decreased cost of goods sold mainly through year-over-year reductions in the average cost per unit, partially offsetting the impact of the average price decrease in certain product lines described above.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the three months ended March 31, 2024 was $6,717, down from $8,796 for the three months ended March 31, 2023, which reflects a year-over-year decrease of $2,079 or 24%. Gross margin was 18% and 21% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit was mainly driven by decreased revenue at Jupiter and in the cannabis division as described above, whereas the contraction in gross margin was primarily driven by lower average pricing relative to the prior year period.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Wages and benefits	$4,496	$5,784
General and administrative	3,483	5,620
Sales and marketing	142	404
Share-based compensation expense	107	293
Depreciation and amortization	3,866	4,129
Impairment loss	12	188
Total operating expenses	$12,106	$16,418

Total operating expenses for the three months ended March 31, 2024 were $12,106, a decrease of $4,312 or 26% year-over-year from $16,418. The decrease was primarily driven by a decrease in general and administrative expense mainly due to a decrease in bad debt, cost savings related to the refocus of retail operations in Massachusetts in the intervening period, a decrease in one-time expenses related to sale-leaseback transactions and cost control efforts throughout the

All dollar amounts expressed in thousands, except per share amounts

Company. In addition, wages and benefits decreased year-over-year chiefly driven by a lower headcount which decreased from 420 to 344 as of March 31, 2023 and March 31, 2024 respectively.

Impairment Losses

Impairment losses for the three months ended March 31, 2024 were $12, a decrease of $176 or 94% year-over-year from $188 for the three months ended March 31, 2023. The impairment loss in the prior period was mainly driven by the write down of certain assets held for sale to their fair market value, whereas there was no such write down during the current period.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Interest income	$2	$64
Other income	204	97
Gain on sale of assets	-	8,401
Unrealized loss on investment	(1)	-
Loan receivable losses	-	(388)
Loss on foreign currency exchange	(4)	-
Interest expense	(6,043)	(4,092)
Total other income (expense)	$(5,842)	$4,082

Other expense for the three months ended March 31, 2024 was $5,842, a decrease of $9,924 from other income of $4,082 for the three months ended March 31, 2023, primarily driven by a decrease in the gain on sale of assets as there were no asset sales during the period as compared to the prior year period sale-leaseback of the Company’s White Haven facility described in Note 5 – Property, Plant and Equipment and Assets Held for Sale. Additionally there was a year-over-year increase in interest expense mainly driven by higher interest rates on the Company’s debt. The foregoing were partially offset by the decrease in the loan receivable losses as a result of the Company’s CECL analysis of loans outstanding.

Income Tax Benefit (Expense)

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax benefit for the three months ended March 31, 2024 was $1,580, an increase of $2,906 from income tax expense of $1,326 for the three months ended March 31, 2023. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $9,651 for the three months ended March 31, 2024 compared to net loss of $4,875 for the three months ended March 31, 2023, for an increase in net loss of $4,776 primarily driven by the $9,924 increase in other expense and the $2,079 decrease in gross profit, partially offset by the $4,312 decrease in operating expense and the $2,906 increase in income tax benefit.

All dollar amounts expressed in thousands, except per share amounts

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $2,219 as of March 31, 2024 compared to $2,034 as of December 31, 2023. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $9,658 during the three months ended March 31, 2024 and has an accumulated deficit of $1,035,738 as of March 31, 2024. Additionally, as of March 31, 2024, the Company had negative working capital of $31,179 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital was mainly related to certain notes payable becoming due within the next 12 months including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligation under the 2023 Refinanced Notes and 2023 New Notes (each defined below). See Note 10 — Notes Payable for additional information.

During the three months ended March 31, 2024, the Company drew proceeds of $28,787 and made principal and interest payments of $25,387 on its Revolving Facility. Noteholder fees of $167 were also paid to the Note Holders (as defined below) related to the 2023 Refinanced Notes (as defined below).

On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries, Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter Research LLC (“Jupiter”) (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Note Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”).

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (the “2023 New Notes”) in the aggregate principal amount of $8,260 to the Note Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. See Note 10 — Notes Payable for additional information.

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%.

On May 15, 2023, the Company and its subsidiaries issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”). The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 which started July 1, 2023. The 2023 Bridge Notes bore interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings as necessary; and (vi) deferring principal and interest payments on the 2023 Refinanced Notes.

All dollar amounts expressed in thousands, except per share amounts

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements. However, during the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the issuance of the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. The issuance of the 2023 Bridge Notes required the Company to have to obtain a waiver of the financial covenant defaults expected to occur for the 2023 Refinanced Notes and 2023 New Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Note Holders under the 2019 Junior Notes NPA. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% as of September 30, 2023. Despite the Company’s ability to secure a lower interest rate on the 2023 Refinanced Notes, the 17.0% interest rate is considered high and the 2023 New Notes remain at the default interest rate of 25.0%.

The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. As of March 31, 2024, the Company used a default rate of 26.0% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 26.0% interest rate represents the prime rate of 8.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 10 — Notes Payable for additional information.

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

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(2,439)	$3,774
Net cash (used in) provided by investing activities	(185)	12,816
Net cash provided by (used in) financing activities	2,819	(14,899)
Effect of foreign exchange on cash and cash equivalents	(8)	(2)
Net changes in cash and cash equivalents	$187	$1,689

All dollar amounts expressed in thousands, except per share amounts

For the three months ended March 31, 2024, cash was provided by (used in):

●	Operating activities: ($2,439). The cash used in operating activities for the three months ended March 31, 2024 increased $6,213 as compared to cash provided by operating activities of $3,774 for the three months ended March 31, 2023, mainly driven by timing of inventory purchases.
●	Investing activities: ($185). The cash used in investing activities for the three months ended March 31, 2024 increased $13,001 from cash provided by investing activities of $12,816 for the three months ended March 31, 2023. The increase was mainly related to the 2023 proceeds from the Pennsylvania Transaction described in Note 12 — Leases whereas there were no such sale-leaseback transactions during the current year period.
●	Financing activities: $2,819. The cash provided by financing activities for the three months ended March 31, 2024 increased $17,718 as compared to cash used in financing activities of ($14,899) for the three months ended March 31, 2023. The increase in cash provided was mainly driven by a decrease in repayments on notes payable compared to the prior period wherein the Company made repayments related to the retiring of the senior secured promissory notes issued on November 1, 2019 and the refinancing that resulted in the 2023 Refinanced Notes. Additionally, there were decreased repayments of the Revolving Facility during the three months ended March 31, 2024 primarily due to timing. For further details see Note 10 — Notes Payable.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the three months ended March 31, 2024 from those previously disclosed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 8. Note 2 to our audited consolidated financial statements in the Form 10-K and the “Recent Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to the Financial Statements.

Legal and Regulatory Matters

In accordance with the Canadian Securities Administrators Staff Notice 51-352 Issuers with U.S. Marijuana-Related Activities, readers are referred to the subsection titled “Legal and Regulatory Matters” in the Form 10-K, which includes information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where the Company is currently directly and indirectly involved in the cannabis industry, through its subsidiaries and investments. There have been no material updates to this disclosure as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, is not required to provide the information under this item.

Item 4.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“ Interim CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure

All dollar amounts expressed in thousands, except per share amounts controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All dollar amounts expressed in thousands, except per share amounts

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes in the status of the legal proceedings to those previously disclosed in Item 3. “Legal Proceedings” of the Form 10-K, Item 1. Refer to Note 17 — Commitments and Contingencies for additional information on the Company’s legal proceedings.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023. By order dated March 18, 2024, the Supreme Court of the State of Nevada dismissed the Plaintiffs’ appeal due to lack of appellate jurisdiction.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10-K filed with the SEC and on SEDAR+ at www.sedarplus.com, and all information contained in this Quarterly Report on Form 10-Q, including the Financial Statements and the related notes thereto, before making a decision to purchase our securities.

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

All dollar amounts expressed in thousands, except per share amounts

Item 5.     Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*

Debt and Security Agreement, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.2*

Guaranty, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.3

Side Letter, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.4†

Subordination and Intercreditor Agreement, dated January 28, 2024, by and between Entrepreneur Growth Capital LLC, Jordan Geotas, Shenzhen Smoore Technology Limited, and Jupiter Research, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.5*

Trademark Security Agreement, dated January 28, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.6*

Equity Pledge Agreement, dated January 28, 2024, by Jimmy Jang, L.P. in favor of Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on January 31, 2024).

10.7+	Side Letter Agreement, dated April 19, 2024, by and between TILT Holdings Inc. and Tim Conder (filed herewith).
10.8*	Secured Promissory Note, dated May 2, 2024, by and between Standard Farms LLC and Lender (filed herewith).
10.9†*

Consent, Collateral Release and Subordination Agreement, dated May 2, 2024, by and between Standard Farms LLC, Baker Technologies, Inc., New Lender, Shenzhen Smoore Technology Limited, and Jordan Geotas, acting on behalf of himself and as noteholder representative (filed herewith).

10.10*	Security Agreement, dated May 2, 2024, by and between Standard Farms LLC, and Baker Technologies, Inc., in favor of Lender (filed herewith).
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

* In accordance with Item 601(b)(2) and/or Item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded from this exhibit because it is both not material and private or confidential. A copy of the omitted portion will be furnished to the Securities and Exchange Commission upon request.

All dollar amounts expressed in thousands, except per share amounts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)