Form 10-Q
period 2024-06-30
TILT Holdings Inc.
filed 2024-08-09
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of July 31, 2024, there were 346,670,029 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,377	$2,034
Restricted cash	1,300	1,298
Trade receivables, net	11,233	17,919
Inventories	27,487	32,908
Prepaid expenses and other current assets	1,466	2,115
Total current assets	42,863	56,274

Non-current assets
Property, plant and equipment, net	32,831	51,185
Right-of-use assets – finance, net	1,854	2,242
Right-of-use assets – operating, net	12,155	12,296
Investments	—	1
Intangible assets, net	78,325	84,801
Loans receivable	1,002	1,066
Deferred tax asset	—	3,657
Goodwill	17,721	17,721
Other assets	3,171	1,945
TOTAL ASSETS	$189,922	$231,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$45,119	$49,098
Income taxes payable	2,925	2,564
Deferred revenue	3,979	6,083
Finance lease liability, current portion	1,273	1,203
Operating lease liability, current portion	92	72
Notes payable, current portion	24,437	17,052
Total current liabilities	77,825	76,072

Non-current liabilities
Finance lease liability, net of current portion	2,390	3,041
Operating lease liability, net of current portion	12,760	12,743
Notes payable, net of discount, net of current portion	37,669	35,108
Massachusetts lease liability	41,173	40,774
Deferred tax liability	472	—
Other liabilities	716	1,057
TOTAL LIABILITIES	173,005	168,795

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 390,491,408 and 384,833,546 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	856,532	856,422
Additional paid-in capital	225,270	225,250
Warrants	5,835	5,835
Accumulated other comprehensive income	965	973
Accumulated deficit	(1,071,685)	(1,026,087)
TOTAL SHAREHOLDERS’ EQUITY	16,917	62,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$189,922	$231,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$26,581	$41,599	$64,085	$83,863
Cost of goods sold	(22,322)	(37,559)	(53,109)	(71,027)
Gross profit	4,259	4,040	10,976	12,836

Operating expenses:
Wages and benefits	4,637	5,871	9,133	11,655
General and administrative	3,323	4,529	6,806	10,149
Sales and marketing	187	290	329	694
Share-based compensation expense (benefit)	23	(2,358)	130	(2,065)
Depreciation and amortization	3,862	4,712	7,728	8,841
Impairment loss	15,728	4,947	15,740	5,135
Total operating expenses	27,760	17,991	39,866	34,409
Operating loss	(23,501)	(13,951)	(28,890)	(21,573)

Other income (expense):
Interest income (expense)	1	(64)	3	—
Other income	510	3	714	100
Gain on sale of assets	—	—	—	8,401
Unrealized loss on investment	—	(6,400)	(1)	(6,400)
Loan receivable losses	—	(5,200)	—	(5,588)
Loss on foreign currency exchange	—	(1)	(4)	(1)
Interest expense	(6,792)	(5,466)	(12,835)	(9,558)
Total other expense	(6,281)	(17,128)	(12,123)	(13,046)
Loss from operations before income tax and non-controlling interest	(29,782)	(31,079)	(41,013)	(34,619)

Income taxes:
Income tax (expense) benefit	(6,165)	2,742	(4,585)	1,416
Net loss before non-controlling interest	(35,947)	(28,337)	(45,598)	(33,203)
Less: Net loss attributable to non-controlling interest	—	1,442	—	1,433
Net loss attributable to TILT Holdings Inc.	$(35,947)	$(26,895)	$(45,598)	$(31,770)

Other comprehensive loss:
Net loss before non-controlling interest	$(35,947)	$(28,337)	$(45,598)	$(33,203)
Foreign currency translation differences	(1)	(3)	(8)	(5)
Comprehensive loss before non-controlling interest	(35,948)	(28,340)	(45,606)	(33,208)
Less: Net loss attributable to non-controlling interest	—	1,442	—	1,433
Comprehensive loss attributable to TILT Holdings Inc.	$(35,948)	$(26,898)	$(45,606)	$(31,775)

Weighted average number of shares outstanding:
Basic and diluted	388,483,846	378,296,093	387,103,846	377,998,289
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.09)	$(0.07)	$(0.12)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$—	$62,393
Share-based compensation	—	—	17	—	—	—	—	17
Issuance and vesting of restricted share units	2,613,463	90	—	—	—	—	—	90
Comprehensive loss for the period	—	—	—	—	(7)	(9,651)	—	(9,658)
Balance - March 31, 2024	387,447,009	$856,512	$225,267	$5,835	$966	$(1,035,738)	$—	$52,842
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	3,044,399	20	—	—	—	—	—	20
Comprehensive loss for the period	—	—	—	—	(1)	(35,947)	—	(35,948)
Balance - June 30, 2024	390,491,408	$856,532	$225,270	$5,835	$965	$(1,071,685)	$—	$16,917

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	642,726	(1,074)	—	—	—	—	—	(1,074)
Shares reserved for contingent consideration	—	(1,287)	—	—	—	—	—	(1,287)
Comprehensive loss for the period	—	—	—	—	(3)	(26,895)	(1,442)	(28,340)
Balance - June 30, 2023	378,528,861	$856,044	$225,228	$5,835	$983	$(995,473)	$(1,267)	$91,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

v
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,598)	$(33,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	1	6,400
Gain on sale of assets and other	(717)	(8,379)
Depreciation and amortization	9,959	11,490
Amortization of operating lease right of use assets	1,408	1,185
Payments on operating lease liability	(1,230)	—
Change in allowance for doubtful accounts	(12)	369
Deferred tax	4,129	(2,381)
Share-based compensation expense (benefit)	130	(2,065)
Accretion (adjustment) of debt discount	(249)	404
Loan receivable losses	—	5,588
Impairment loss and loss on disposal of assets	15,740	5,135
Inventory adjustments	228	5,103
Non-cash interest expense	9,209	6,289
Net change in working capital items:
Trade receivables, net	6,697	243
Inventories	2,877	10,980
Prepaid expenses and other current assets	1,077	280
Accounts payable and accrued liabilities	(3,603)	(7,489)
Income tax payable	361	847
Deferred revenue	(2,104)	(356)
Net cash (used in) provided by operating activities	(1,697)	440

Cash flows from investing activities:
Purchases of property, plant, and equipment	(479)	(326)
Proceeds from sale of property, plant and equipment	—	15,000
Repayment of loan receivable, net of advances	64	(2,792)
Net cash (used in) provided by investing activities	(415)	11,882

Cash flows from financing activities:
Payments on financing lease liability	(582)	(3,862)
Repayments on notes payable and Massachusetts Lease Liability	—	(10,324)
Repayments on Revolving Facility	(47,383)	(59,572)
Debt issuance costs	—	(1,213)
Proceeds from Revolving Facility	46,430	59,267
Proceeds from 2024 Standard Farms Loan	3,000	—
Proceeds from notes payable and Massachusetts Lease Liability	—	4,000
Net cash provided by (used in) financing activities	1,465	(11,704)

Effect of foreign exchange on cash and cash equivalents	(8)	(5)

Net change in cash and cash equivalents and restricted cash	(655)	613

Cash and cash equivalents and restricted cash, beginning of year	3,332	3,500

Cash and cash equivalents and restricted cash, end of year	$2,677	$4,113

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to Ohio facility	$80	$—
Increases to operating lease liability related to Ohio facility	$80	$—
Decrease in inventory related to the 2024 Standard Farms Loan	$2,316	$—
Increase in other assets related to the 2024 Standard Farms Loan	$1,654	$—
Increase in notes payable, discount related to the 2024 Standard Farms Loan	$662	$—
Increases to right of use assets related to Pennsylvania Transaction	$—	11,974
Increase to operating lease liability related to Pennsylvania Transaction	$—	11,880
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 10)	$—	$8,260
Warrants issued related to 2023 Notes (equity classified)	$—	$5,106
Noteholder representative fee related to 2023 Refinanced Notes	$—	$1,620
Non-cash debt issuance cost	$—	$500

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,039	$2,814
Cash paid for income taxes	$96	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

All dollar amounts expressed in thousands, except per share amounts

TILT HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $45,606 during the six months ended June 30, 2024 and has an accumulated deficit of $1,071,685 as of June 30, 2024. Additionally, as of June 30, 2024, the Company had negative working capital of $34,962 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital is related to certain notes payable becoming due within the next 12 months, including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligation under the 2023 Refinanced Notes and 2023 New Notes (each defined below). See Note 10 — Notes Payable for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 10 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

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

However, as of June 30, 2024, the Company used a default rate of 26.0% to accrue interest on the 2023 Refinanced Notes due to noncompliance with financial covenants. The 26.0% interest rate represents the prime rate of 8.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 25.0%.

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

All dollar amounts expressed in thousands, except per share amounts

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, (ii) the instructions to Form 10-Q, and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), as filed with the SEC on March 22, 2024 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2024. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of changes in shareholder’s equity, and cash flows of the Company for the six months ended June 30, 2024 and 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024.

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

Restricted Cash

The Company had $1,300 and $1,298 in restricted cash as of June 30, 2024 and December 31, 2023, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,254 and $1,253 as of June 30, 2024 and December 31, 2023, respectively.

All dollar amounts expressed in thousands, except per share amounts

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

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of June 30, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,377	$—	$—
Restricted cash	1,300	—	—
Investments	—	—	—
Total fair value of assets	$2,677	$—	$—

Fair value of liabilities
Contingent interest feature derivative	—	—	(1,700)
Total fair value of liabilities	$—	$—	$(1,700)

	As of December 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,034	$—	$—
Restricted cash	1,298	—	—
Investments	1	—	—
Total	$3,333	$—	$—

Contingent Interest Feature Derivative

The fair value is based on Level 3 inputs, which include the projected escalating incremental interest expense from the 2024 Standard Farms Loan. See Note 10 — Notes Payable for additional information.

All dollar amounts expressed in thousands, except per share amounts

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the six months ended June 30, 2024, the Company recorded a loss of $1 related to its investment in Akerna, which brought the carrying value of the investment to zero. This loss is included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. There were no adjustments made to the Akerna investment during the three and six months ended June 30, 2023.

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. The balance was $0 as of both June 30, 2024 and December 31, 2023.

See Note 6 — Investments for additional information about the Akerna and HERBL investments.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 10 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 8 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during each of the six months ended June 30, 2024 and 2023.

4. Inventories

The Company’s inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw Material - cannabis plants	$2,857	$2,651
Raw Material - other materials	428	483
Work in progress	10,151	13,380
Finished goods	12,417	14,758
Supplies and accessories	1,634	1,636
Total Inventories	$27,487	$32,908

During the three months ended June 30, 2024 and 2023, the Company recorded total inventory adjustments of $215 and $4,878, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded total inventory adjustments of $228 and $5,103, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

5. Property, Plant and Equipment and Assets Held for Sale

The Company’s property, plant and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Land	$5,010	$6,266
Machinery & equipment	13,549	13,250
Furniture & fixtures	751	751
Buildings	45,100	45,107
Greenhouse - agricultural structure	6,769	6,769
Leasehold improvements	10,430	10,380
Construction in progress	159	306
Autos & trucks	274	275
Total cost	82,042	83,104
Less: Accumulated depreciation	(49,211)	(31,919)
Total property, plant and equipment, net	$32,831	$51,185

During the three months ended June 30, 2024 and 2023, the Company recognized depreciation expense of $1,546 and $2,482, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized depreciation expense of $3,094 and $4,457, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended June 30, 2024, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. The forecast results indicated continuing losses associated with the use of a long-lived asset group, which resulted in the Company performing a test of its assets related to CAC as of June 30, 2024. The result of this test indicated that the fair value of this asset group was less than the carrying value, which resulted in the Company recording an impairment charge of $15,678 for the three months ended June 30, 2024. This loss was allocated to the long-lived major assets of the group on a pro rata basis using the relative carrying amounts of the assets.

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

Assets Held for Sale

During the six months ended June 30, 2023, it was determined that the assets held for sale had a fair market value less costs to sell of zero. As a result, the Company recorded an impairment loss of $325 to bring these assets held for sale to fair market value less costs to sell. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss, and the assets are still held for sale as of June 30, 2024.

6. Investments

The Company’s investments included the following:

Investment	June 30, 2024	December 31, 2023
HERBL, Inc.	$—	$—
Akerna	—	1
Total Investments	$—	$1

The Company recorded the investment in HERBL in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less

All dollar amounts expressed in thousands, except per share amounts

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

During the six months ended June 30, 2024, the Company recorded an unrealized loss of $1 from its investment in Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	June 30, 2024	December 31, 2023
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	2,361	2,361
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	159,967	159,967
Less: Accumulated amortization	(81,642)	(75,166)
Total intangible assets, net	$78,325	$84,801

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing.

Amortization expense for the three months ended June 30, 2024 and 2023 was $3,238 and $3,255, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $6,476 and $6,519, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

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

The following table outlines the estimated future annual amortization expense for intangible assets as of June 30, 2024:

Estimated
Years ended December 31,	amortization
Remainder of 2024	$6,477
2025	12,953
2026	12,796
2027	12,796
2028	12,778
Thereafter	18,325
$76,125

All dollar amounts expressed in thousands, except per share amounts

8. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	June 30, 2024	December 31, 2023
Teneo Fund SPVi LLC Note	$5,558	$5,622
Pharma EU, LLC Note	1,410	1,410
A&R Note	710	710
SSZ and Elev8 Note	1,002	1,002
Pure Hana Synergy Note	224	224
Little Beach Harvest Note	—	—
Total loans receivable	$8,904	$8,968
Less allowance for expected credit losses	(7,902)	(7,902)
Loans receivable	$1,002	$1,066

Little Beach Harvest Note

The balance of the loan receivable from Little Beach Harvest (the “Little Beach Harvest Note”) was subject to an interest rate of 9.0%. Interest income was $64 for the three months ended March 31, 2023 and is included in interest income on the condensed consolidated statements of income and comprehensive loss. During the three months ended June 30, 2023, the Company determined that it may not be able to collect the full amount of its loan receivable from the Little Beach Harvest Note. As a result, the Company did not record any interest income for the three months ended June 30, 2023 and reversed the interest income recognized during the three months ended March 31, 2023.

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

Impairment

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three and six months ended June 30, 2024, the Company did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

All dollar amounts expressed in thousands, except per share amounts

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of June 30, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,270	$(6,268)	$1,002
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,904	$(7,902)	$1,002

	As of December 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,334	$(6,268)	$1,066
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,968	$(7,902)	$1,066

9.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	June 30, 2024	December 31, 2023
Accounts payable	$43,482	$46,326
Accrued payroll	1,428	1,534
Other current payables/liabilities(1)	209	1,238
Total accounts payable and accrued liabilities	$45,119	$49,098

(1)Includes accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of June 30, 2024 and December 31, 2023, the loyalty liability totaled $112 and $126, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Supplier Guaranty

On January 28, 2024, the Company and its subsidiaries JJ LP, Baker, CAC, Jimmy Jang Holdings, Inc. (“JJH”), JJ Blocker Co. (“JJB”), SFNY, Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms OH, Standard Farms PA, SH Finance Company, LLC (“SF Finance”), and Jupiter (collectively with the Company, JJ LP, Baker, CAC, JJH, JJB, SFNY, SEA, Standard Farms OH, Standard Farms PA, SF Finance, the “Guarantors”) and Shenzhen Smoore Technology Limited (“Smoore”) and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”).

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

All dollar amounts expressed in thousands, except per share amounts

Under the Side Letter between the Secured Party and the Guarantors, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of April 30, 2024; $29,000, as of June 30, 2024; $27,000, as of September 30, 2024; and $25,000, as of December 31, 2024 (the “Reduction Plan”). The outstanding balance of Accounts that are unpaid more than 90 days after the invoice date plus, without duplication, the aggregate dollar amount of all Accounts, regardless of the date of the related invoice, in excess of $25,000 will incur interest at the rate of 8% per annum. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

10. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	June 30, 2024	December 31, 2023
Revolving Facility – Interest rate of 11.5% as of June 30, 2024, due on July 21, 2024 (1)	$3,796	$4,749
2023 Refinanced Notes – Interest rate of 26.0% per annum as of June 30, 2024, due on February 15, 2026 (2)	46,699	39,943
2023 New Notes – Interest rate of 25.0% per annum as of June 30, 2024, due on February 15, 2027 (2)	11,524	10,169
2024 Standard Farms Loan	1,509	—
2024 Standard Farms Loan, Derivative Features	1,700	—
Employee Retention Credit note and other loans and borrowings	3,594	3,594
Total debt	68,822	58,455
Less: Debt discount and debt issuance costs	(6,716)	(6,295)
Less: Current portion of notes payable	(24,437)	(17,052)
Total debt, net of discount, net of current portion	$37,669	$35,108

(1)The Revolving Facility initially matures on July 21, 2024 and automatically renews for successive one-year terms unless terminated by the Company or the lender.
(2)The interest rates of 26.0% and 25.0% are the default interest rates in effect.

Revolving Facility

During the six months ended June 30, 2024, the Company drew proceeds of $46,430 and made principal and interest payments of $47,383 on its Revolving Facility. The original maturity date of the Revolving Facility was July 21, 2023, which was extended to July 21, 2024 on March 13, 2023. As of the date of this filing, the Company is currently negotiating an extension with the lender through its subsidiary Jupiter.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the base interest rate increased from 17.0% to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. As of June 30, 2024, the Company used a default rate of 26.0% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 26.0% interest rate represents the prime rate of 8.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. During the six months ended June 30, 2024, compounded interest of $5,651 was added to the principal balance and no principal payments were made.

All dollar amounts expressed in thousands, except per share amounts

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. During the three months ended June 30, 2024 and 2023, the Company recorded an amortization adjustment of $250 and amortization expense of $113, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded an amortization adjustment of $284 and amortization expense of $404, respectively. These amortization amounts are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $5,965 as of June 30, 2024.

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During the six months ended June 30, 2024, compounded interest of $1,355 was added to the principal balance and no principal payments were made.

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

As of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address the non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

2024 Standard Farms Loan

On May 2, 2024, Standard Farms PA entered into a Secured Promissory Note with a third party experienced retailer and operator (the “Lender”) (the “2024 Standard Farms Loan”). Under the terms of the 2024 Standard Farms Loan, Standard Farms PA can borrow up to $10,500 from the Lender. Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations.

The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. No principal or interest payments will be due under the 2024 Standard Farms Loan before the maturity date, and the 2024 Standard Farms Loan may not be prepaid in cash or kind without the Lender’s prior written consent.

All dollar amounts expressed in thousands, except per share amounts

On May 2, 2024, the Company drew $3,000 on the 2024 Standard Farms Loan and recognized a debt discount of $784. Of this amount, $662 was related to lender fees, and $122 represents above market interest, which is the difference between the market interest rate and the stated interest rate.

The $3,000 cash receipt was allocated first to the fair value of a bifurcated embedded derivative at $1,700, with the remainder allocated to the note balance. The embedded derivative comprises a contingent interest feature. The contingent interest feature applies an escalating interest rate to the 2024 Standard Farms Loan outstanding balance upon Standard Farms PA opening a Retail Location and completing the first commercial sale in the Commonwealth (“Location Opening Date”). At that time, the interest rate will increase to 30%, and then to 40% six months after the Location Opening Date that applies through maturity.

The Company can request the remaining $7,500 in three separate tranches based on achieving certain criteria set forth in the 2024 Standard Farms Loan agreement.

Because the capital is to fund the construction and operation of the new dispensaries, the 2024 Standard Farms Loan is secured by a first priority security interest in the retail assets of Standard Farms PA (the “Borrower Collateral”), and a second priority security interest in the equity interests of Standard Farms PA that are held by the Company’s subsidiary Baker (the “Baker Collateral”). Also on May 2, 2024, the Lender entered into a Consent, Collateral Release and Subordination Agreement (the “Subordination Agreement”) with the Company’s existing creditors to subordinate the Lender’s interest in the Baker Collateral and release the existing creditors’ interest in the Borrower Collateral. The Lender’s security interest is further described in in a Security Agreement, dated May 2, 2024, by and among Standard Farms PA, the Lender and Baker Technologies, Inc. (the “Security Agreement” and, collectively with the Note and the Subordination Agreement, the “Dispensary Agreements”).

The 2024 Standard Farms Loan and the Security Agreement include usual and customary loan provisions including: affirmative and negative covenants, events of default, representations and warranties. In the case of an event of default under the 2024 Standard Farms Loan, Standard Farms PA may become obligated to pay a multiplied balance of up to four times the then-outstanding obligations under the 2024 Standard Farms Loan, all obligations under the 2024 Standard Farms Loan may be accelerated and all remedies may be exercised by Lender. All obligations under the 2024 Standard Farms Loan are guaranteed by the Company, which guarantee shall terminate if and when a first priority security interest in the properly held retail assets of a wholly-owned subsidiary of Standard Farms PA is activated. In order to provide collateral free from prior liens, under the terms of the loan documents, Lender will have a first-priority security interest in the equity interests of any such wholly-owned subsidiary that may be held by Standard Farms PA.

Future principal payments due and interest accrued as of June 30, 2024 were as follows:

Year ended December 31,	Amount
Remainder of 2024	$3,796
2025	7,930
2026	38,000
2027	11,260
2028	—
2029 and thereafter	—
Total principal payments	60,986
Add: Accrued interest	7,836
Total	$68,822

All dollar amounts expressed in thousands, except per share amounts

11. Massachusetts Lease Liability

On May 16, 2022, the Company entered into a long-term lease with Innovative Industrial Properties (“IIP”) for the Taunton Facility with a term of 20 years and a maturity date of May 15, 2042, with two five-year extensions exercisable at the Company’s discretion (the “Massachusetts Lease Liability”). Lease payments are due monthly and are subject to an annual escalation of 2.5% after two years. The Company anticipates no disruption to CAC’s operations as a result of these transactions.

The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

As of June 30, 2024, the Massachusetts Lease Liability had a balance of $41,173. Future minimum lease payments for the Massachusetts Lease Liability as of June 30, 2024 are as follows:

Year ended December 31,	Amount
Remainder of 2024	$2,255
2025	4,581
2026	4,695
2027	4,812
2028	4,933
2029 and thereafter	157,922
Total future payments	179,198
Less: Interest	(145,737)
Total present value of minimum payments	33,461
Add: Estimated ending residual value	7,712
Total	$41,173

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$704	$702	$1,408	$1,185
Finance lease cost:
Amortization of lease assets	194	257	389	514
Interest on lease liabilities	75	97	155	199
Finance lease costs	269	354	544	713
Total lease cost	$973	$1,056	$1,952	$1,898

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	June 30, 2024	December 31, 2023
Operating leases
Weighted average discount rate	19.1%	19.1%
Weighted average remaining lease term	13.15 years	13.65 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.45 years	3.82 years

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

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized a right-of-use (“ROU”) asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the balance of the operating lease liability associated with this transaction was $12,142.

Future minimum lease payments under the Company’s non-cancellable leases as of June 30, 2024 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2024	$752	$1,225
2025	1,212	2,490
2026	926	2,553
2027	916	2,618
2028	310	2,637
2029 and thereafter	70	25,664
Total undiscounted lease liabilities	4,186	37,187
Interest or discount on lease liabilities	(523)	(24,335)
Total present value of minimum lease payments	3,663	12,852
Lease liability - current portion	(1,273)	(92)
Lease liability	$2,390	$12,760

13. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the six months ended June 30, 2024 and 2023, there were no LP Units of JJ LP converted to common shares. As of each of June 30, 2024 and December 31, 2023, 43,821,379 LP Units of JJ LP were issued and outstanding.

Warrants

In connection with the NPA Amendment, the Company issued 91,999,901 Debt Modification Warrants. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk-free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the warrants that remain outstanding as of June 30, 2024:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Founders separation warrants	1.05	9,045,691	September 30, 2024
Debt modification warrants	0.09	91,999,901	February 15, 2030
		101,045,592

A rollforward of warrant activity for the six months ended June 30, 2024 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2023	101,045,592	CAD$ 0.18
Issued	—	—
Expired	—	—
Balance as of June 30, 2024	101,045,592	CAD$ 0.18

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of June 30, 2024, 33,953,502 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2023	7,552,704	$0.04
Vested	(5,247,318)	0.03
Forfeited	(143,505)	0.11
Unvested as of June 30, 2024	2,161,881	$0.05

During the three months ended June 30, 2024 and 2023, the Company recorded $23 of share-based compensation expense and $1,324 of share-based compensation benefit, respectively, relating to RSUs. During the six months ended June 30, 2024 and 2023, the Company recorded $71 of share-based compensation expense and $1,220 of share-based compensation benefit, respectively, related to RSUs. For the three months ended March 31, 2023, the share-based compensation expense relating to RSUs included $53 related to the performance awards for achievement of milestones relating to the projects of the Company’s joint venture in CGSF. During the three months ended June 30, 2023, the Company determined achievement of the milestones related to CGSF projects was no longer probable. As a result, the Company reversed all share-based compensation expense recognized for the performance awards and recorded share-based compensation benefit of $1,287 and $1,234 for the three and six months ended June 30, 2023. Due to the CGSF/SFNY Divestiture, no share-based compensation related to performance awards was recognized during the three and six months ended June 30, 2024.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03, and share-based compensation expense of $28 was recognized related to these RSUs during the three months

All dollar amounts expressed in thousands, except per share amounts ended June 30, 2023. Share-based compensation of $14 and $55 was recognized related to these RSUs during the three and six months ended June 30, 2024, respectively.

During August 2023, the Board granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 143,525 had vested as of September 1, 2023 and 443,537 vested on December 1, 2023. The remaining RSUs are scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294, and share-based compensation expense of $8 and $19 was recognized related to these RSUs during the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, there was $40 of remaining RSU expense to be recognized over the weighted average remaining period of 1.27 years.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2023	8,552,161	$0.62	4.94
Forfeited	(2,303,145)	$0.98	—
Balance as of June 30, 2024	6,249,016	$0.49	5.80

For the three months ended June 30, 2024 and 2023, the Company recorded share-based compensation expense of $3 and $3, respectively, of share-based compensation related to these options. For the six months ended June 30, 2024 and 2023, the Company recorded share-based compensation expense of $20 and $34, respectively, of share-based compensation related to these options. As of June 30, 2024, there was $12 of remaining expense to be recognized over the weighted average remaining period of 0.96 years.

The following table summarizes the share options that remain outstanding as of June 30, 2024:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	4,373,599	$ 0.30-0.48	June 25, 2030 - December 1, 2030	4,096,678
Other employee grants	1,685,417	$ 0.41-3.96	February 14, 2029 - November 21, 2029	1,685,417
Total	6,249,016			5,972,095

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of December 31, 2023	3,377,366	$0.17
Vested	(666,666)	0.06
Forfeited	(455,069)	0.09
Unvested as of June 30, 2024	2,255,631	$0.22

All dollar amounts expressed in thousands, except per share amounts

During the three and six months ended June 30, 2024, the Company recorded share-based compensation benefit of $3 and share-based compensation expense of $39, respectively, relating to PSUs.

During the three months ended June 30, 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and six months ended June 30, 2023, respectively.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s CEO (the “CEO Agreement”) pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan of which up to 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs . On April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. These PSUs vested per the side letter on June 30, 2024. The remaining 1,000,000 will vest upon the Board’s approval of whether metrics set forth in the CEO Agreement have been achieved as of June 30, 2024, which the Board is currently determining. The vesting of these remaining 1,000,000 PSUs is dependent on Mr. Conder’s continued employment by the Company and certain non-market conditions applicable to the vesting period.

As of December 31, 2023, Mark Scatterday, the Company’s former CEO and director, and major stockholder and lender, had an aggregate of 700,000 PSUs outstanding, which will vest on May 31, 2025, contingent upon the achievement of certain subsequent sales of products by Jupiter.

As of June 30, 2024, there was $91 of remaining expense to be recognized over the weighted average remaining period of 0.86 years.

A summary of the PSU awards granted containing market conditions as of June 30, 2024 is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	256,698
December 19, 2021	$0.23	December 31, 2024	298,933
Total			555,631

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023:

Loss per share	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net loss attributable to TILT	$(35,947)	$(26,895)	$(45,598)	$(31,770)
Weighted-average number of shares and units outstanding - basic and diluted	388,483,846	378,296,093	387,103,846	377,998,289
Loss per share - basic and diluted	$(0.09)	$(0.07)	$(0.12)	$(0.08)

Diluted loss per share for each of the three and six months ended June 30, 2024 and 2023 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

All dollar amounts expressed in thousands, except per share amounts

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Loss before income taxes	$(29,782)	$(31,079)	$(41,013)	$(34,619)
Income tax (expense) benefit	(6,165)	2,742	(4,585)	1,416
Effective tax rate	21%	9%	11%	4%

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

During the current quarter, the Company’s estimated annual effective tax rate was revised to include additional valuation allowance expected to be required as a result of current year operations. This revised rate also includes additional valuation allowance for the beginning of the year deferred tax assets that resulted from a change in judgement on the realizability of the beginning of the year deferred tax assets. The change in judgement resulted from changes in the underlying business and changes to the forecasted annual operations.

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

16.     Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of June 30, 2024, the balance of the payable was $23,116, which is included in notes payable in the condensed consolidated balance sheet as of June 30, 2024. The payable bears interest at 16% or the prime rate plus 8.5% (26.0% as of June 30, 2024) and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $5,704 on the condensed consolidated balance sheet as of June 30, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of June 30, 2024) and is due on February 15, 2027. As of June 30, 2024, the Company had paid $2,604 and zero in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

The Company had another payable due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

All dollar amounts expressed in thousands, except per share amounts

The Company also has a payable of $2,329 as of June 30, 2024 owed to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,868 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of June 30, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5% (26.0% as of June 30, 2024) and is due on February 15, 2026. The remaining $461 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 30, 2024. This payable bears interest at the greater of 16% or the prime rate plus 8.5%, plus the default rate of 8% (25.0% as of June 30, 2024) and is due on February 15, 2027. As of June 30, 2024, the Company had paid $210 and zero in interest to Callisto on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

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

17. Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries is a guarantor to a lease agreement of a Massachusetts dispensary to which the Company has also extended the Teneo Fund SPVi LLC note, as discussed in the Form 10-K. The Company may be liable for the future minimum rental payments under this lease if the dispensary defaults as follows:

Year ended December 31,	Amount
Remainder of 2024	$232
2025	477
2026	492
2027	506
2028	522
2029 and thereafter	—
Total	$2,229

Litigation

The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Management is of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming

All dollar amounts expressed in thousands, except per share amounts

SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023. By order dated March 18, 2024, the Supreme Court of the State of Nevada dismissed the Plaintiffs’ appeal due to lack of appellate jurisdiction. On May 14, 2024, Plaintiffs moved to certify the courts dismissal as a final judgment pursuant to NRCP 54(b). By order dated July 10, 2024, the court denied the motion without prejudice.

18. Reportable Segments and Revenue

The Company operates in four reportable segments: (i) cannabis segment (SVH), Standard Farms PA, Standard Farms Ohio, LLC (“Standard Farms OH”), Baker, and CAC, (ii) accessories (Jupiter), (iii) corporate, and (iv) other (White Haven RE, LLC). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations. On September 1, 2023, the Company completed the CGSF/SFNY Divestiture, which was included in other for the three and six months ended June 30, 2023.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

The following tables present the operating results of the Company’s segments:

	Three Months Ended June 30, 2024
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$10,908	$15,802	$—	$—	$26,710
Inter-segment revenue	—	(129)	—	—	(129)
Net revenue	$10,908	$15,673	$—	$—	$26,581
Share-based compensation	—	—	23	—	23
Depreciation and amortization	649	3,213	—	—	3,862
Wages and benefits	1,826	1,310	1,501	—	4,637
Impairment loss	15,728	—	—	—	15,728
Interest expense	1,580	656	4,556	—	6,792
Net loss	$(28,080)	$(3,727)	$(4,140)	$—	$(35,947)

	Three Months Ended June 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$12,925	$28,833	$—	$—	$41,758
Inter-segment revenue	—	(159)	—	—	(159)
Net revenue	$12,925	$28,674	$—	$—	$41,599
Share-based compensation	—	—	(1,072)	(1,286)	(2,358)
Depreciation and amortization	821	3,246	628	17	4,712
Wages and benefits	1,899	1,335	2,637	—	5,871
Impairment loss	3,208	16	986	737	4,947
Interest expense	1,377	621	3,400	68	5,466
Loan losses	—	—	277	4,923	5,200
Net loss	$(16,387)	$(2,840)	$(4,587)	$(4,523)	$(28,337)

All dollar amounts expressed in thousands, except per share amounts

	Six Months Ended June 30, 2024
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$21,297	$43,171	$—	$—	$64,468
Inter-segment revenue	—	(383)	—	—	(383)
Net revenue	$21,297	$42,788	$—	$—	$64,085
Share-based compensation	—	—	130	—	130
Depreciation and amortization	1,296	6,432	—	—	7,728
Wages and benefits	3,678	2,577	2,878	—	9,133
Impairment loss	15,740	—	—	—	15,740
Interest expense	2,949	1,581	8,305	—	12,835
Loan losses	—	—	—	—	—
Net income (loss)	$(29,954)	$(6,308)	$(9,334)	$(2)	$(45,598)

	Six Months Ended June 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$25,886	$58,246	$—	$—	$84,132
Inter-segment revenue	—	(269)	—	—	(269)
Net revenue	$25,886	$57,977	$—	$—	$83,863
Share-based compensation	—	—	(831)	(1,234)	(2,065)
Depreciation and amortization	1,615	6,484	642	100	8,841
Wages and benefits	4,120	2,608	4,927	—	11,655
Impairment loss	3,256	16	1,126	737	5,135
Interest expense	2,733	1,263	5,494	68	9,558
Loan losses	—	—	665	4,923	5,588
Net (loss) income	$(23,035)	$(5,490)	$(8,200)	$3,522	$(33,203)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	US	Canada	Other	Total
Revenue	$24,408	$2,142	$31	$26,581
Gross profit	3,754	484	21	4,259

	Three Months Ended June 30, 2023
	US	Canada	Other	Total
Revenue	$36,232	$5,361	$6	$41,599
Gross profit	2,607	1,433	-	4,040

	Six Months Ended June 30, 2024
	US	Canada	Other	Total
Revenue	$57,764	$6,281	$40	$64,085
Gross profit	9,348	1,607	21	10,976

	Six Months Ended June 30, 2023
	US	Canada	Other	Total
Revenue	$74,407	$9,441	$15	$83,863
Gross profit	10,397	2,435	4	12,836

All dollar amounts expressed in thousands, except per share amounts

19. Subsequent Events

The Company evaluated events subsequent to June 30, 2024 and concluded that no subsequent events have occurred that would require recognition or disclosure in the Financial Statements.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter

2024 Standard Farms Loan

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 10 — Notes Payable for additional information.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023
Revenues, net	$26,581	$41,599
Cost of goods sold	(22,322)	(37,559)
Gross profit	4,259	4,040
Operating loss	(23,501)	(13,951)
Total other expense	(6,281)	(17,128)
Loss from operations before income tax and non-controlling interest	(29,782)	(31,079)
Net loss before non-controlling interest	(35,947)	(28,337)
Net income attributable non-controlling interest	-	1,442
Net loss attributable to TILT Holdings Inc.	(35,947)	(26,895)

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

Revenue for the three months ended June 30, 2024 was $26,581, down from $41,599 for the three months ended June 30, 2023, reflecting a year-over-year decrease of $15,018 or 36%. The decrease was mainly attributable to Jupiter which saw decreased revenue of $13,001 or 45% year-over-year, mainly driven by lower sales volume related to delays in shipping from a primary supplier and lower average price per unit in certain product lines as market prices have decreased from the prior period. Additionally, the cannabis division decreased revenue by $2,017 or 16% year-over-year, primarily driven by a decrease in sales volume.

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

Cost of goods sold for the three months ended June 30, 2024 was $22,322, down from $37,559 for the three months ended June 30, 2023 reflecting a year-over-year decrease of $15,237 or 41%, mainly attributable to the sales volume decline at Jupiter related to shipping delays from a primary supplier. In addition there were reductions in the average cost per unit at Jupiter, partially offsetting the impact of the average price decrease in certain product lines described above. The Cannabis division also decreased cost of goods sold largely due to a decrease in inventory adjustment expense from the prior year period wherein there was a $4,878 expense for the write down of the value of certain obsolete products and the downward adjustment of the valuation of other products to their net realizable value as the Company aligned product offerings with trends in customer demand.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the three months ended June 30, 2024 was $4,259, up from $4,040 for the three months ended June 30, 2023, which reflects a year-over-year increase of $219 or 5%. Gross margin was 16% and 10% for the three months ended June 30, 2024 and 2023, respectively. The increases in gross profit and gross margin were mainly driven by the absence of inventory adjustments related to obsolete inventory during the current period as described above.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Wages and benefits	$4,637	$5,871
General and administrative	3,323	4,529
Sales and marketing	187	290
Share-based compensation expense (benefit)	23	(2,358)
Depreciation and amortization	3,862	4,712
Impairment loss	15,728	4,947
Total operating expenses	$27,760	$17,991

Total operating expenses for the three months ended June 30, 2024 were $27,760, an increase of $9,769 or 54% year-over-year from $17,991. The increase was primarily driven by the increase in non-cash impairment loss described below and share-based compensation expense which increased mainly due to the prior period forfeiture of equity awards by the Company’s former CEO which had resulted in a net benefit. Partially offsetting the foregoing, cost control efforts resulted in lower wages and benefits expense largely due to reduced headcount which decreased from 382 to 345 as of June 30, 2023 and June 30, 2024 respectively and lower severance. In addition, general and administrative expense fell largely driven by a decrease in legal expenses related to litigation, a decrease in bad debt expense, lower logistics and distribution expenses related to lower sales volume, and cost reduction strategies throughout the Company.

Impairment Losses

Impairment losses for the three months ended June 30, 2024 were $15,728, an increase of $10,781 or 218% year-over-year from $4,947 for the three months ended June 30, 2023. During the current period, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. Consequently, a test of CAC assets was performed which indicated the fair value of this asset group was less than the carrying value, resulting in an impairment charge of $15,678 for the three months ended June 30, 2024. During the prior period, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of certain of its dispensaries triggering an impairment analysis which resulted in an impairment of fixed assets, right-of-use (“ROU”) assets and leasehold improvements of $3,994. Additionally, there was a $737 impairment expense related to the write-down of a management contract and a $185 impairment expense driven by the finding that certain assets held for sale had a carrying value in excess of their fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Interest income	$1	$(64)
Other income	510	3
Unrealized loss on investment	-	(6,400)
Loan receivable losses	-	(5,200)
Loss on foreign currency exchange	-	(1)
Interest expense	(6,792)	(5,466)
Total other expense	$(6,281)	$(17,128)

Other expense for the three months ended June 30, 2024 was $6,281, a decrease of $10,847 from other expense of $17,128 for the three months ended June 30, 2023, primarily driven by the decrease in unrealized loss on investment as the Company no longer has any investments. Further contributing to the decrease in other expense, there were no loan receivable losses during the period based on the Company’s CECL analysis of loans outstanding and other income increased driven mainly by one-time credits and reimbursements from certain vendors. Partially offsetting the foregoing, interest expense increased mainly due to higher interest rates on the Company’s debt including the default interest rate on the 2023 Refinanced Notes and the 2023 New Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes and the Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. See Note 10 – Notes Payable for further details.

Income Tax Benefit (Expense)

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the three months ended June 30, 2024 was $6,165, an increase of $8,907 from income tax benefit of $2,742 for the three months ended June 30, 2023. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $35,947 for the three months ended June 30, 2024 compared to net loss of $26,895 for the three months ended June 30, 2023, for an increase in net loss of $9,052 primarily driven by the $9,769 increase in operating expense which was mainly due to the increase in non-cash impairment loss and the $8,907 increase in income tax expense, partially offset by the $10,847 decrease in other expense.

All dollar amounts expressed in thousands, except per share amounts

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023
Revenues, net	$64,085	$83,863
Cost of goods sold	(53,109)	(71,027)
Gross profit	10,976	12,836
Operating loss	(28,890)	(21,573)
Total other expense	(12,123)	(13,046)
Loss from operations before income tax and non-controlling interest	(41,013)	(34,619)
Net loss before non-controlling interest	(45,598)	(33,203)
Net income attributable non-controlling interest	-	1,433
Net loss attributable to TILT Holdings Inc.	(45,598)	(31,770)

Revenue

Revenue for the six months ended June 30, 2024 was $64,085, down from $83,863 for the six months ended June 30, 2023, reflecting a year-over-year decrease of $19,778 or 24%. The decrease was mainly attributable to Jupiter which decreased revenue by $15,189 or 26% year-over-year, mainly driven by lower sales volume related to delays in shipping from a primary supplier and lower average price per unit in certain product lines as market prices have decreased from the prior period. In addition, revenue in the cannabis division decreased by $4,589 or 18% year-over-year, primarily driven by a decrease in sales volume and price compression in the Massachusetts market.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the six months ended June 30, 2024 was $53,109, down from $71,027 for the six months ended June 30, 2023 reflecting a year-over-year decrease of $17,918 or 25%, mainly attributable to the sales volume decline at Jupiter related to shipping delays from a primary supplier and reductions in the average cost per unit, which partially offset the impact of average price decrease in certain product lines described above. The cannabis division also decreased cost of goods sold largely due to a decrease in expenses related to the inventory adjustments for excess and obsolete products, a decrease in sales volume and a one-time credit of $821 for certain prior community impact fees which are no longer assessed.

The Company’s gross profit for the six months ended June 30, 2024 was $10,976, down from $12,836 for the six months ended June 30, 2023, which reflects a year-over-year decrease of $1,860 or 14%. The decrease in gross profit was mainly driven by decreased revenue at Jupiter as described above, partially offset by increased gross profit from the cannabis division driven primarily by the decrease in inventory adjustments for excess and obsolete products and by growth and improved capacity utilization in Ohio operations. Gross margin was 17% and 15% for the six months ended June 30, 2024 and 2023, respectively. The expansion of gross margin was primarily driven by the decrease in inventory adjustment expenses for excess and obsolete products.

All dollar amounts expressed in thousands, except per share amounts

Total Operating Expenses

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Wages and benefits	$9,133	$11,655
General and administrative	6,806	10,149
Sales and marketing	329	694
Share-based compensation expense (benefit)	130	(2,065)
Depreciation and amortization	7,728	8,841
Impairment loss	15,740	5,135
Total operating expenses	$39,866	$34,409

Total operating expenses for the six months ended June 30, 2024 were $39,866, an increase of $5,457 or 16% year-over-year from $34,409. The increase was primarily due to the increase in impairment loss described below and share-based compensation expense which increased mainly due to the prior period forfeiture of equity awards by the Company’s former CEO which had resulted in a net benefit. Partially offsetting the foregoing, cost control efforts throughout the Company resulted in lower general and administrative expense mainly through decreased use of 3rd party service providers and lower wages and benefits expense largely due to reduced headcount and lower severance. Further contributing to the decrease in general and administrative expense there were decreases in bad debt, in legal expenses related to litigation and in one-time expenses related to sale-leaseback transactions. In addition, depreciation and amortization expense decreased mainly related to the impairment of certain assets in the prior year.

Impairment Losses

Impairment losses for the six months ended June 30, 2024 were $15,740, an increase of $10,605 or 207% year-over-year from $5,135 for the six months ended June 30, 2023. During the current period, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. Consequently, a test of CAC assets was performed which indicated the fair value of this asset group was less than the carrying value resulting in an impairment charge of $15,678 for the three months ended June 30, 2024. The impairment loss in the prior period was mainly driven by the impairment of certain fixed assets, ROU assets and leasehold improvements related to the reduction in operating capacity of certain Massachusetts retail operations which resulted in an expense of $3,994, the $737 impairment expense related to the write-down of a management contract and the $325 write-down of certain assets held for sale to their fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Interest income	$3	$-
Other income	714	100
Gain on sale of assets	-	8,401
Unrealized loss on investment	(1)	(6,400)
Loan receivable losses	-	(5,588)
Loss on foreign currency exchange	(4)	(1)
Interest expense	(12,835)	(9,558)
Total other expense	$(12,123)	$(13,046)

Other expense for the six months ended June 30, 2024 was $12,123, a decrease of $923 from other expense of $13,046 for the six months ended June 30, 2023, primarily driven by the decrease in unrealized loss on investments as the Company no longer has any investments, the absence of loan receivable losses during the period and the increase in other income driven mainly by one-time credits and reimbursements from certain vendors. Partially offsetting the foregoing, there was a decrease in the gain on sale of assets as there were no asset sales during the period as compared to the prior year period sale-leaseback of the Company’s White Haven facility described in Note 5 – Property, Plant and Equipment and there was an increase in interest expense mainly due to higher interest rates on the Company’s debt including the default interest rate on the 2023 Refinanced Notes and the 2023 New Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes and the Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. See Note 10 – Notes Payable for further details.

Income Tax Benefit (Expense)

Income tax expense for the six months ended June 30, 2024 was $4,585, an increase of $6,001 from income tax benefit of $1,416 for the six months ended June 30, 2023. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $45,598 for the six months ended June 30, 2024 compared to net loss of $31,770 for the six months ended June 30, 2023, for an increase in net loss of $13,828 primarily driven by the $6,001 increase in income tax expense, the $5,457 increase in operating expense which was mainly driven by the increase in non-cash impairment loss, and the $1,860 decrease in gross profit, partially offset by the $923 decrease in other expense.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $1,377 as of June 30, 2024 compared to $2,034 as of December 31, 2023. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

All dollar amounts expressed in thousands, except per share amounts

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $45,606 during the six months ended June 30, 2024 and has an accumulated deficit of $1,071,685 as of June 30, 2024. Additionally, as of June 30, 2024, the Company had negative working capital of $34,962 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital is related to certain notes payable becoming due within the next 12 months including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligation under the 2023 Refinanced Notes and 2023 New Notes. See Note 10 — Notes Payable for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 10 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

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

However, as of June 30, 2024, the Company used a default rate of 26.0% to accrue interest on the 2023 Refinanced Notes due to noncompliance with financial covenants. The 26.0% interest rate represents the prime rate of 8.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 25.0%.

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

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(1,697)	$440
Net cash (used in) provided by investing activities	(415)	11,882
Net cash provided by (used in) financing activities	1,465	(11,704)
Effect of foreign exchange on cash and cash equivalents	(8)	(5)
Net changes in cash and cash equivalents	$(655)	$613

For the six months ended June 30, 2024, cash was provided by (used in):

●	Operating activities: ($1,697). The cash flow from operating activities for the six months ended June 30, 2024 decreased $2,137 as compared to cash provided by operating activities of $440 for the six months ended June 30, 2023, mainly driven by the decrease in revenue and reclassification of certain lease payments from financing activities to operating activities.

All dollar amounts expressed in thousands, except per share amounts

●	Investing activities: ($415). The cash flow from investing activities for the six months ended June 30, 2024 decreased $12,297 from cash provided by investing activities of $11,882 for the six months ended June 30, 2023. The decrease was mainly related to the 2023 proceeds from the Pennsylvania Transaction described in Note 12 — Leases, whereas there were no such sale-leaseback transactions during the current year period.
●	Financing activities: $1,465. The cash provided by financing activities for the six months ended June 30, 2024 increased $13,169 as compared to cash used in financing activities of ($11,704) for the six months ended June 30, 2023. The increase in cash provided was mainly driven by a decrease in repayments on notes payable compared to the prior period wherein the Company made repayments related to the retiring of the senior secured promissory notes issued on November 1, 2019 and the refinancing that resulted in the 2023 Refinanced Notes. For further details see Note 10 — Notes Payable.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the six months ended June 30, 2024 from those previously disclosed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 8. Note 2 to our audited consolidated financial statements in the Form 10-K and the “Recent Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to the Financial Statements.

Legal and Regulatory Matters

In accordance with the Canadian Securities Administrators Staff Notice 51-352 Issuers with U.S. Marijuana-Related Activities, readers are referred to the subsection titled “Legal and Regulatory Matters” in the Form 10-K, which includes information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where the Company is currently directly and indirectly involved in the cannabis industry, through its subsidiaries and investments. Other than as described below, there have been no material updates to this disclosure as of the date hereof.

Regulation of Cannabis in the U.S. Federally

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. On May 16, 2024, the DEA, which has final jurisdiction over scheduling decisions, issued a proposed rule to move cannabis from Schedule I to Schedule III.

Regulation of Cannabis at State Levels

Pennsylvania

Act 63 of 2023 became effective on April 12, 2024. Act 63 allows qualified independent MMOs to apply for either a grower/processor permit or dispensary permit. An independent grower/processor may apply for one dispensary permit and an independent dispensary may apply for one grower/processor permit

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, is not required to provide the information under this item.

All dollar amounts expressed in thousands, except per share amounts

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 2, 2021, the Haze Corp., Nevada (“Haze NV”) filed a complaint in Clark County, Nevada’s Eighth Judicial District Court against Brand Canna Growth Partners, Inc. (“BCGP”), Michael Orr, Santé Veritas Holdings, Inc. (“SVH”) and Santé Veritas Therapeutics Inc. (“SVT”). As explained below, Haze NV later amended its complaint to name a second plaintiff, Haze Corp., Ontario (“Haze Ontario,” and together with Haze NV, the “Plaintiffs”). SVH and SVT are wholly owned subsidiaries of the Company. In the operative complaint, Plaintiffs allege that Haze Ontario entered into a Finder’s Fee Agreement with BCGP in 2017 and under that agreement Haze Ontario is owed payments for acquisitions that it facilitated. Plaintiffs further allege that Haze Ontario assigned its rights to payment under the Finder’s Fee Agreement to Haze NV. Plaintiffs allege that BCGP is influenced and governed by SVH and SVT because they had the same principal, defendant Michael Orr, and SVH and SVT are liable for BCGP’s or Orr’s obligations under the Finders’ Fee Agreement. SVT and SVH moved for dismissal. On May 13, 2021, the court granted the motion without prejudice. On May 17, 2021, Haze NV moved for leave to amend its complaint, adding Haze Ontario as a plaintiff and again naming SVT and SVH as defendants. That motion to amend was granted by the court on June 29, 2021. SVT and SVH again moved to dismiss on July 23, 2021. On August 10, 2021, Plaintiffs again moved to amend, seeking to add TILT Holdings Inc. (“TILT”) and TILT Holdings US, Inc. (“TILT US” and, collectively with SVT, SVH and TILT, the “TILT Parties”) as defendants. On October 7, 2021, the motions to dismiss were denied without prejudice and the court ordered the parties to participate in limited jurisdictional discovery before entertaining renewed motions to dismiss. Upon the closing of the limited jurisdictional discovery period, the TILT Parties moved to dismiss on April 19, 2023. By order dated August 29, 2023, the court granted the TILT Parties’ motion to dismiss due to lack of personal jurisdiction. The Plaintiffs filed a notice of appeal on September 8, 2023. By order dated March 18, 2024, the Supreme Court of the State of Nevada dismissed the Plaintiffs’ appeal due to lack of appellate jurisdiction. On May 14, 2024, Plaintiffs moved to certify the courts dismissal as a final judgment pursuant to NRCP 54(b). By order dated July 10, 2024, the court denied the motion without prejudice.

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

All dollar amounts expressed in thousands, except per share amounts

Item 5.     Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 9, 2024	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer (Principal Financial Officer)