Form 10-Q
period 2024-09-30
TILT Holdings Inc.
filed 2024-11-14
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

As of October 31, 2024, there were 346,969,492 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,609	$2,034
Restricted cash	1,300	1,298
Trade receivables, net	10,332	17,919
Inventories	22,922	32,908
Prepaid expenses and other current assets	2,593	2,115
Total current assets	39,756	56,274

Non-current assets
Property, plant and equipment, net	31,704	51,185
Right-of-use assets – finance, net	1,659	2,242
Right-of-use assets – operating, net	12,045	12,296
Investments	—	1
Intangible assets, net	75,086	84,801
Loans receivable	945	1,066
Deferred tax asset	520	3,657
Goodwill	17,721	17,721
Other assets	3,158	1,945
TOTAL ASSETS	$182,594	$231,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$47,898	$49,098
Income taxes payable	2,498	2,564
Deferred revenue	3,734	6,083
Finance lease liability, current portion	1,148	1,203
Operating lease liability, current portion	102	72
Notes payable, current portion	28,063	17,052
Total current liabilities	83,443	76,072

Non-current liabilities
Finance lease liability, net of current portion	2,208	3,041
Operating lease liability, net of current portion	12,728	12,743
Notes payable, net of discount, net of current portion	37,916	35,108
Massachusetts lease liability	41,362	40,774
Other liabilities	536	1,057
TOTAL LIABILITIES	178,193	168,795

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 390,558,148 and 384,833,546 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	856,558	856,422
Additional paid-in capital	226,105	225,250
Warrants	5,106	5,835
Accumulated other comprehensive income	966	973
Accumulated deficit	(1,084,334)	(1,026,087)
TOTAL SHAREHOLDERS’ EQUITY	4,401	62,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$182,594	$231,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$26,967	$44,555	$91,052	$128,418
Cost of goods sold	(23,172)	(36,595)	(76,281)	(107,622)
Gross profit	3,795	7,960	14,771	20,796

Operating expenses:
Wages and benefits	4,453	4,707	13,586	16,362
General and administrative	2,691	3,721	9,497	13,870
Sales and marketing	140	175	469	869
Share-based compensation expense (benefit)	131	190	261	(1,875)
Depreciation and amortization	3,856	3,891	11,584	12,732
Impairment loss	—	—	15,740	5,135
Total operating expenses	11,271	12,684	51,137	47,093
Operating loss	(7,476)	(4,724)	(36,366)	(26,297)

Other income (expense):
Interest income (expense)	—	—	3	—
Other income	105	2	819	102
Gain on sale of assets and membership interests	—	483	—	8,884
Unrealized loss on investment	—	(1)	(1)	(6,401)
Loan receivable losses	—	(14)	—	(5,602)
Loss on foreign currency exchange	—	(17)	(4)	(18)
Interest expense	(6,683)	(6,369)	(19,518)	(15,927)
Total other expense	(6,578)	(5,916)	(18,701)	(18,962)
Loss from operations before income tax and non-controlling interest	(14,054)	(10,640)	(55,067)	(45,259)

Income taxes:
Income tax benefit (expense)	1,405	1,977	(3,180)	3,393
Net loss before non-controlling interest	(12,649)	(8,663)	(58,247)	(41,866)
Less: Net loss attributable to non-controlling interest	—	—	—	1,433
Net loss attributable to TILT Holdings Inc.	$(12,649)	$(8,663)	$(58,247)	$(40,433)

Other comprehensive loss:
Net loss before non-controlling interest	$(12,649)	$(8,663)	$(58,247)	$(41,866)
Foreign currency translation differences	1	(7)	(7)	(12)
Comprehensive loss before non-controlling interest	(12,648)	(8,670)	(58,254)	(41,878)
Less: Net loss attributable to non-controlling interest	—	—	—	1,433
Comprehensive loss attributable to TILT Holdings Inc.	$(12,648)	$(8,670)	$(58,254)	$(40,445)

Weighted average number of shares outstanding:
Basic and diluted	389,524,790	379,610,460	387,916,718	378,541,584
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.03)	$(0.02)	$(0.15)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid-in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$—	$62,393
Share-based compensation	—	—	17	—	—	—	—	17
Issuance and vesting of restricted share units	2,613,463	90	—	—	—	—	—	90
Comprehensive loss for the period	—	—	—	—	(7)	(9,651)	—	(9,658)
Balance - March 31, 2024	387,447,009	$856,512	$225,267	$5,835	$966	$(1,035,738)	$—	$52,842
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	3,044,399	20	—	—	—	—	—	20
Comprehensive loss for the period	—	—	—	—	(1)	(35,947)	—	(35,948)
Balance - June 30, 2024	390,491,408	$856,532	$225,270	$5,835	$965	$(1,071,685)	$—	$16,917
Share-based compensation	—	—	106	—	—	—	—	106
Warrants expired	—	—	729	(729)	—	—	—	—
Issuance and vesting (forfeiture) of restricted share units	66,740	26	—	—	—	—	—	26
Comprehensive income (loss) for the period	—	—	—	—	1	(12,649)	—	(12,648)
Balance - September 30, 2024	390,558,148	$856,558	$226,105	$5,106	$966	$(1,084,334)	$—	$4,401

					Accumulated Other			Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Paid-in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	31	—	—	—	—	31
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting of restricted share units	370,744	209	—	—	—	—	—	209
Shares reserved for contingent consideration	—	53	—	—	—	—	—	53
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
Comprehensive (loss) income for the period	—	—	—	—	(2)	(4,875)	9	(4,868)
Balance - March 31, 2023	377,886,135	$858,405	$225,225	$5,835	$986	$(968,578)	$175	$122,048
Share-based compensation	—	—	3	—	—	—	—	3
Issuance and vesting (forfeiture) of restricted share units	642,726	(1,074)	—	—	—	—	—	(1,074)
Shares reserved for contingent consideration	—	(1,287)	—	—	—	—	—	(1,287)
Comprehensive loss for the period	—	—	—	—	(3)	(26,895)	(1,442)	(28,340)
Balance - June 30, 2023	378,528,861	$856,044	$225,228	$5,835	$983	$(995,473)	$(1,267)	$91,350
Share-based compensation	—	—	26	—	—	—	—	26
Issuance and vesting of restricted share units	2,934,977	164	—	—	—	—	—	164
CGSF/SFNY Divestiture	—	—	—	—	—	—	1,267	1,267
Comprehensive loss for the period	—	—	—	—	(7)	(8,663)	—	(8,670)
Balance - September 30, 2023	381,463,838	$856,208	$225,254	$5,835	$976	$(1,004,136)	$—	$84,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(58,247)	$(41,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	1	6,401
Gain on sale of assets and other	(717)	(8,133)
Depreciation and amortization	14,611	16,527
Amortization of operating lease right of use assets	2,112	1,887
Payments on operating lease liability	(1,845)	—
Change in allowance for doubtful accounts	(117)	328
Deferred tax	3,137	(3,947)
Share-based compensation expense (benefit)	261	(1,875)
Accretion of debt discount	1,246	1,466
Loan receivable losses	—	5,602
Impairment loss and loss on disposal of assets	15,740	5,135
Inventory adjustments	498	5,831
Non-cash interest expense	12,216	4,255
Net change in working capital items:
Trade receivables, net	7,704	5,394
Inventories	7,172	8,644
Prepaid expenses and other current assets	(34)	(1,185)
Accounts payable and accrued liabilities	(1,004)	(1,788)
Income tax payable	(66)	435
Deferred revenue	(2,349)	(1,720)
Net cash provided by operating activities	319	1,391

Cash flows from investing activities:
Purchases of property, plant, and equipment	(572)	(351)
Proceeds from sale of property, plant and equipment	—	15,000
Repayment of loan receivable, net of advances	121	(2,806)
Proceeds from CGSF/SFNY Divestiture	—	1,400
Net cash (used in) provided by investing activities	(451)	13,243

Cash flows from financing activities:
Payments on financing lease liability	(889)	(2,348)
Repayments on notes payable and Massachusetts Lease Liability	—	(14,825)
Repayments on Revolving Facility	(64,613)	(94,870)
Debt issuance costs	—	(1,507)
Proceeds from Revolving Facility	63,219	91,283
Proceeds from 2024 Standard Farms Loan	3,000	—
Proceeds from notes payable and Massachusetts Lease Liability	—	4,000
Proceeds from Employee Retention Credit	—	2,930
Net cash provided by (used in) financing activities	717	(15,337)

Effect of foreign exchange on cash and cash equivalents	(8)	(14)

Net change in cash and cash equivalents and restricted cash	577	(717)

Cash and cash equivalents and restricted cash, beginning of year	3,332	3,500

Cash and cash equivalents and restricted cash, end of year	$3,909	$2,783

Supplemental disclosures of non-cash investing and financing activities:
Increases to right-of-use assets related to Ohio facility	$80	$—
Increases to operating lease liability related to Ohio facility	$80	$—
Decrease in inventory related to the 2024 Standard Farms Loan	$2,316	$—
Increase in other assets related to the 2024 Standard Farms Loan	$1,654	$—
Increase in notes payable, discount related to the 2024 Standard Farms Loan	$662	$—
2023 Refinanced Notes interest paid-in-kind	$11,878	$—
Increases to right-of-use assets related to Pennsylvania Transaction	$—	$11,974
Increase to operating lease liability related to Pennsylvania Transaction	$—	$11,880
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 10)	$—	$8,260
Warrants issued related to 2023 Notes (equity classified)	$—	$5,106
Noteholder representative fee related to 2023 Refinanced Notes	$—	$1,620
Non-cash debt issuance cost	$—	$500

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,713	$10,349
Cash paid for income taxes	$111	$—

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

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $58,254 during the nine months ended September 30, 2024 and has an accumulated deficit of $1,084,334 as of September 30, 2024. Additionally, as of September 30, 2024, the Company had negative working capital of $43,687 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital is related to certain notes payable becoming due within the next 12 months, including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligations under the 2023 Refinanced Notes and 2023 New Notes (each defined below). See Note 10 — Notes Payable for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 10 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. See Note 10 — Notes Payable for additional information.

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%. On July 21, 2024, the maturity date of the Revolving Facility automatically extended one year to July 21, 2025. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement. See Note 19 — Subsequent Events for additional information.

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

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings or strategic transactions as necessary; and (vi) deferring principal and interest payments on the notes payable.

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

The issuance of the 2023 Bridge Notes required the Company to obtain a waiver for financial covenant defaults expected to occur for the 2023 Refinanced Notes and 2023 New Notes. As a result of the waiver, the Company paid default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% beginning June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Note Holders under the 2019 Junior Notes NPA. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% beginning September 30, 2023.

However, as of September 30, 2024, the Company continued to apply the default rate of 25.5% to accrue interest on the 2023 Refinanced Notes due to continued noncompliance with financial covenants. The 25.5% interest rate represents the prime rate of 8.0% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA

All dollar amounts expressed in thousands, except per share amounts

Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 24.5%.

The interest payments will constrain the Company’s liquidity while the default rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes, the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 10 — Notes Payable for additional information.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, (ii) the instructions to Form 10-Q, and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), as filed with the SEC on March 22, 2024 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2024. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of changes in shareholder’s equity, and cash flows of the Company for the nine months ended September 30, 2024 and 2023. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024.

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

All dollar amounts expressed in thousands, except per share amounts

Restricted Cash

The Company had $1,300 and $1,298 in restricted cash as of September 30, 2024 and December 31, 2023, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,254 and $1,253 as of September 30, 2024 and December 31, 2023, respectively.

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

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. Leasehold improvements are amortized over the shorter of either the useful life or term of the lease. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the consolidated statements of operations and comprehensive loss.

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

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of September 30, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,609	$—	$—
Restricted cash	1,300	—	—
Investments	—	—	—
Total fair value of assets	$3,909	$—	$—

Fair value of liabilities
Contingent interest feature derivative	—	—	(1,700)
Total fair value of liabilities	$—	$—	$(1,700)

	As of December 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,034	$—	$—
Restricted cash	1,298	—	—
Investments	1	—	—
Total	$3,333	$—	$—

Contingent Interest Feature Derivative

The fair value is based on Level 3 inputs, which include the projected escalating incremental interest expense from the 2024 Standard Farms Loan. See Note 10 — Notes Payable for additional information.

All dollar amounts expressed in thousands, except per share amounts

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the nine months ended September 30, 2024, the Company recorded a loss of $1 related to its investment in Akerna, which brought the carrying value of the investment to zero. During the nine months ended September 30, 2023, the Company recorded a loss of $1 related to its investment in Akerna. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss.

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that the balance of its investment was not recoverable due to HERBL entering into receivership in June 2023 and recorded an impairment of $6,400 on its investment in HERBL, bringing the balance of its investment to zero. These losses are included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. The balance was $0 as of both September 30, 2024 and December 31, 2023.

See Note 6 — Investments for additional information about the Akerna and HERBL investments.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 10 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 8 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during each of the nine months ended September 30, 2024 and 2023.

4. Inventories

The Company’s inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw Material - cannabis plants	$2,617	$2,651
Raw Material - other materials	406	483
Work in progress	9,531	13,380
Finished goods	9,192	14,758
Supplies and accessories	1,176	1,636
Total Inventories	$22,922	$32,908

During the three months ended September 30, 2024 and 2023, the Company recorded total inventory adjustments of $270 and $734, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded total inventory adjustments of $498 and $5,831, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

5. Property, Plant and Equipment and Assets Held for Sale

The Company’s property, plant and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Land	$5,010	$6,266
Machinery & equipment	13,541	13,250
Furniture & fixtures	751	751
Buildings	45,100	45,107
Greenhouse - agricultural structure	6,769	6,769
Leasehold improvements	10,434	10,380
Construction in progress	255	306
Autos & trucks	274	275
Total cost	82,134	83,104
Less: Accumulated depreciation	(50,430)	(31,919)
Total property, plant and equipment, net	$31,704	$51,185

During the three months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $1,219 and $1,604, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $4,313 and $6,061, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended June 30, 2024, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. The forecast results indicated continuing losses associated with the use of a long-lived asset group, which resulted in the Company performing a test of its assets related to CAC as of June 30, 2024. The result of this test indicated that the fair value of this asset group was less than the carrying value, which resulted in the Company recording an impairment charge of $15,678 for the three months ended June 30, 2024. This loss was allocated to the long-lived major assets of the group on a pro rata basis using the relative carrying amounts of the assets. There was no additional impairment recorded during the three months ended September 30, 2024.

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

Assets Held for Sale

During the nine months ended September 30, 2023, it was determined that the assets held for sale had a fair market value less costs to sell of zero. As a result, the Company recorded an impairment loss of $325 to bring these assets held for sale to fair market value less costs to sell. This loss is included in impairment loss and loss on disposal of assets in the condensed consolidated statements of operations and comprehensive loss, and the assets are still held for sale as of September 30, 2024. The Company is currently in the process of donating these assets, and expects to complete the donation before the end of its fiscal year on December 31, 2024.

6. Investments

The Company’s investments included the following:

Investment	September 30, 2024	December 31, 2023
HERBL, Inc.	$—	$—
Akerna	—	1
Total Investments	$—	$1

All dollar amounts expressed in thousands, except per share amounts

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

During the nine months ended September 30, 2024, the Company recorded an unrealized loss of $1 from its investment in Akerna. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible asset balances consisted of the following:

Intangible assets	September 30, 2024	December 31, 2023
Customer relationships	$85,300	$85,300
Trademarks	29,000	29,000
License rights(1)	2,361	2,361
Patents & technologies	32,900	32,900
Backlog and non-competition agreements	10,406	10,406
Total intangible assets, at cost	159,967	159,967
Less: Accumulated amortization	(84,881)	(75,166)
Total intangible assets, net	$75,086	$84,801

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing.

Amortization expense for the three months ended September 30, 2024 and 2023 was $3,239 and $3,239, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $9,715 and $9,758, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

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

All dollar amounts expressed in thousands, except per share amounts

The following table outlines the estimated future annual amortization expense for intangible assets as of September 30, 2024:

Estimated
Years ended December 31,	amortization
Remainder of 2024	$3,238
2025	12,953
2026	12,796
2027	12,796
2028	12,778
Thereafter	18,325
$72,886

8. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	September 30, 2024	December 31, 2023
Teneo Fund SPVi LLC Note	$5,501	$5,622
Pharma EU, LLC Note	—	1,410
A&R Note	—	710
SSZ and Elev8 Note	—	1,002
Pure Hana Synergy Note	—	224
Little Beach Harvest Note	—	—
Total loans receivable	$5,501	$8,968
Less allowance for expected credit losses	(4,556)	(7,902)
Loans receivable	$945	$1,066

Little Beach Harvest Note

In September 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company wrote off the principal of the Little Beach Harvest Note as well as related accrued interest totaling $5,135 and the balance no longer exists.

During the three months ended September 30, 2024, the Company determined that it may not be able to collect the full amount of its loan receivable from the Pharma EU, LLC Note, the A&R Note, the SSZ and Elev8 Note, and the Pure Hana Synergy Note, all of which had been fully reserved for in the Company’s allowance for expected credit losses. As a result, the Company wrote off the loan balances and related allowances, and the balances no longer exist.

Impairment

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three and nine months ended September 30, 2024, the Company did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of September 30, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,501	$(4,556)	$945
Third party guarantee	—	—	—
No collateral	—	—	—
Net loans receivable	$5,501	$(4,556)	$945

	As of December 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,334	$(6,268)	$1,066
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,968	$(7,902)	$1,066

9.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	September 30, 2024	December 31, 2023
Accounts payable	$45,487	$46,326
Accrued payroll	1,974	1,534
Other current payables/liabilities(1)	437	1,238
Total accounts payable and accrued liabilities	$47,898	$49,098

(1)Includes accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of September 30, 2024 and December 31, 2023, the loyalty liability totaled $99 and $126, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

All dollar amounts expressed in thousands, except per share amounts

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

On July 19, 2024, the Guarantors entered into an amended side letter (the “Amended Side Letter”) with the Secured Party. Under the Amended Side Letter, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of September 29, 2024; $29,000, as of December 30, 2024; $27,000, as of March 29, 2025; $25,000, as of June 29, 2025; and $15,000, as of June 30, 2025 (the “Reduction Plan”). The amounts owed accrue interest at rates ranging from 5.0% to 10.0%, dependent upon the date of the invoices, how long such invoices have remained outstanding, and other criteria. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

10. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	September 30, 2024	December 31, 2023
Revolving Facility – Interest rate of 11.5% as of September 30, 2024, due on July 21, 2025 (1)	$3,355	$4,749
2023 Refinanced Notes – Interest rate of 25.5% per annum as of September 30, 2024, due on February 15, 2026 (2)	49,878	39,943
2023 New Notes – Interest rate of 24.5% per annum as of September 30, 2024, due on February 15, 2027 (2)	12,275	10,169
2024 Standard Farms Loan	1,643	—
2024 Standard Farms Loan, Derivative Features	1,700	—
Employee Retention Credit note and other loans and borrowings	3,594	3,594
Total debt	72,445	58,455
Less: Debt discount and debt issuance costs	(6,466)	(6,295)
Less: Current portion of notes payable	(28,063)	(17,052)
Total debt, net of discount, net of current portion	$37,916	$35,108

(1)The Revolving Facility initially matured on July 21, 2024 and automatically renewed on July 21, 2024 for a one-year term to an updated maturity date of July 21, 2025. The Revolving Facility will continue to renew for successive one-year terms unless terminated by the Company or the lender.
(2)The interest rates of 25.5% and 24.5% are the default interest rates in effect.

Revolving Facility

During the nine months ended September 30, 2024, the Company drew proceeds of $63,219 and made principal and interest payments of $64,613 on its Revolving Facility. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement, which included reducing the borrowing capacity of the Revolving Facility from $12,500 to $6,000. See Note 19 — Subsequent Events for additional information.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding

All dollar amounts expressed in thousands, except per share amounts under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the base interest rate increased from 17.0% to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. As of September 30, 2024, the Company used a default rate of 25.5% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 25.5% interest rate represents the prime rate of 8.0% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. During the nine months ended September 30, 2024, compounded interest of $8,830 was added to the principal balance and no principal payments were made.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. During the three months ended September 30, 2024 and 2023, the Company recorded an amortization adjustment of $1,495 and amortization expense of $1,062, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded an amortization adjustment of $1,246 and amortization expense of $1,466, respectively. These amortization amounts are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $5,771 as of September 30, 2024.

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During the nine months ended September 30, 2024, compounded interest of $2,106 was added to the principal balance and no principal payments were made.

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

Employee Retention Credit Note

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) totaling $3,615 applicable to the first and second fiscal quarter of 2021. In order to accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. These fees are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The Company expected the IRS to approve or deny its claim within the next 12 months. The Company has not yet received approval or denial from the IRS. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

2024 Standard Farms Loan

On May 2, 2024, Standard Farms PA entered into a Secured Promissory Note with a third party experienced retailer and operator (the “Lender”) (the “2024 Standard Farms Loan”). Under the terms of the 2024 Standard Farms Loan, Standard Farms PA can borrow up to $10,500 from the Lender. Proceeds from the 2024 Standard Farms Loan will be used

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

Future principal payments due and interest accrued as of September 30, 2024 were as follows:

Year ended December 31,	Amount
Remainder of 2024	$—
2025	11,285
2026	38,000
2027	11,260
2028	—
2029 and thereafter	—
Total principal payments	60,545
Add: Accrued interest	11,900
Total	$72,445

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

As of September 30, 2024, the Massachusetts Lease Liability had a balance of $41,362. Future minimum lease payments for the Massachusetts Lease Liability as of September 30, 2024 are as follows:

Year ended December 31,	Amount
Remainder of 2024	$1,127
2025	4,581
2026	4,695
2027	4,813
2028	4,933
2029 and thereafter	157,922
Total future payments	178,071
Less: Interest	(144,421)
Total present value of minimum payments	33,650
Add: Estimated ending residual value	7,712
Total	$41,362

All dollar amounts expressed in thousands, except per share amounts

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$704	$702	$2,112	$1,887
Finance lease cost:
Amortization of lease assets	194	194	583	708
Interest on lease liabilities	69	92	224	291
Finance lease costs	263	286	807	999
Total lease cost	$967	$988	$2,919	$2,886

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	September 30, 2024	December 31, 2023
Operating leases
Weighted average discount rate	19.1%	19.1%
Weighted average remaining lease term	12.93 years	13.65 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.29 years	3.82 years

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

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized a right-of-use (“ROU”) asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the balance of the operating lease liability associated with this transaction was $12,158.

Future minimum lease payments under the Company’s non-cancellable leases as of September 30, 2024 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2024	$377	$610
2025	1,212	2,490
2026	926	2,553
2027	916	2,618
2028	310	2,636
2029 and thereafter	69	25,664
Total undiscounted lease liabilities	3,810	36,571
Interest or discount on lease liabilities	(454)	(23,741)
Total present value of minimum lease payments	3,356	12,830
Lease liability - current portion	(1,148)	(102)
Lease liability	$2,208	$12,728

All dollar amounts expressed in thousands, except per share amounts

13. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the nine months ended September 30, 2024 and 2023, there were no LP Units of JJ LP converted to common shares. As of each of September 30, 2024 and December 31, 2023, 43,821,379 LP Units of JJ LP were issued and outstanding.

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

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk-free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

The following table summarizes the warrants that remain outstanding as of September 30, 2024:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Debt modification warrants	0.09	91,999,901	February 15, 2030
		91,999,901

A rollforward of warrant activity for the nine months ended September 30, 2024 is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2023	101,045,592	CAD$ 0.18
Expired	(9,045,691)	CAD$ 1.05
Balance as of September 30, 2024	91,999,901	CAD$ 0.09

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of September 30, 2024, 11,912,146 common shares are available for issuance under the 2018 Plan.

All dollar amounts expressed in thousands, except per share amounts

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2023	7,552,704	$0.04
Vested	(5,337,389)	0.03
Forfeited	(283,395)	0.09
Unvested as of September 30, 2024	1,931,920	$0.05

During the three months ended September 30, 2024 and 2023, the Company recorded $3 of share-based compensation expense and $146 of share-based compensation benefit, respectively, relating to RSUs. During the nine months ended September 30, 2024 and 2023, the Company recorded $74 of share-based compensation expense and $160 of share-based compensation benefit, respectively, related to RSUs. For the three months ended March 31, 2023, the share-based compensation expense relating to RSUs included $53 related to the performance awards for achievement of milestones relating to the projects of the Company’s joint venture in CGSF. During the three months ended June 30, 2023, the Company determined achievement of the milestones related to CGSF projects was no longer probable. As a result, the Company reversed all share-based compensation expense recognized for the performance awards and recorded share-based compensation benefit of $1,287 and $1,234 for the three and six months ended June 30, 2023. No share-based compensation benefit or expense was recognized related to this event during the three months ended September 30, 2023. Due to the CGSF/SFNY Divestiture, no share-based compensation related to performance awards was recognized during the three and nine months ended September 30, 2024.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03, and share-based compensation expense of $137 and $165 was recognized related to these RSUs during the three and nine months ended September 30, 2023. Share-based compensation expense of $0 and $55 was recognized related to these RSUs during the three and nine months ended September 30, 2024, respectively.

During August 2023, the Board granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 143,525 had vested as of September 1, 2023 and 443,537 vested on December 1, 2023. The remaining RSUs are scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294, and share-based compensation expense of $6 and $25 was recognized related to these RSUs during the three and nine months ended September 30, 2024, respectively. Share-based compensation expense of $29 was recognized related to these RSUs during each of the three and nine months ended September 30, 2023.

As of September 30, 2024, there was $26 of remaining RSU expense to be recognized over the weighted average remaining period of 1.22 years.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2023	8,552,161	$0.62	4.94
Granted	27,878,788	0.02	10.00
Forfeited	(2,696,997)	0.91	—
Balance as of September 30, 2024	33,733,952	$0.10	9.22

All dollar amounts expressed in thousands, except per share amounts

For the three months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $106 and $26, respectively, related to these options. For the nine months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $126 and $60, respectively, of share-based compensation related to these options.

On September 29, 2024, the Company entered into an independent director compensation agreement that approved issuance of 27,878,788 options to four members of the Board, with each member granted 6,969,697 share options. These options were issued at a weighted-average grant date fair value of $0.0143, and share-based compensation expense of $104 was recognized related to these options during the three months ended September 30, 2024. On September 30, 2024 6,969,697 options vested, with each Board member receiving 1,742,424 options. The remaining options are scheduled to vest on December 31, 2024, March 31, 2025, and the business day immediately preceding the next annual general meeting of shareholders.

As of September 30, 2024, there was $303 of remaining expense to be recognized over the weighted average remaining period of 0.49 years.

The following table summarizes the share options that remain outstanding as of September 30, 2024:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	3,979,747	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,729,891
Other employee grants	29,564,205	$ 0.02-3.96	February 14, 2029 - September 29, 2034	8,655,113
Total	33,733,952			12,575,004

Performance Stock Units (“PSUs”)

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of December 31, 2023	3,377,366	$0.17
Vested	(666,666)	0.06
Forfeited	(531,486)	0.09
Unvested as of September 30, 2024	2,179,214	$0.22

During the three and nine months ended September 30, 2024, the Company recorded share-based compensation expense of $23 and $62, respectively, relating to PSUs.

During April 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and six months ended June 30, 2023, respectively. No additional expense or benefit was recognized related to this forfeiture during the three months ended September 30, 2023 and the three and nine months ended September 30, 2024.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s CEO (the “CEO Agreement”) pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan of which up to 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement

All dollar amounts expressed in thousands, except per share amounts had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs. On April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. These PSUs vested per the side letter on June 30, 2024.

As of December 31, 2023, Mark Scatterday, the Company’s former CEO and director, and major stockholder and lender, had an aggregate of 700,000 PSUs outstanding, which will vest on May 31, 2025, contingent upon the achievement of certain subsequent sales of products by Jupiter.

As of September 30, 2024, there was $65 of remaining expense to be recognized over the weighted average remaining period of 0.63 years.

A summary of the PSU awards granted containing market conditions as of September 30, 2024 is as follows:

	Closing Price on
PSU Grant Dates	Grant Date	Expiration Date	Outstanding (#)
September 30, 2021	$0.39	December 31, 2024	249,955
December 19, 2021	$0.23	December 31, 2024	229,259
Total			479,214

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023:

Loss per share	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net loss attributable to TILT	$(12,649)	$(8,663)	$(58,247)	$(40,433)
Weighted-average number of shares and units outstanding - basic and diluted	389,524,790	379,610,460	387,916,718	378,541,584
Loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.15)	$(0.11)

Diluted loss per share for each of the three and nine months ended September 30, 2024 and 2023 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Loss before income taxes	$(14,054)	$(10,640)	$(55,067)	$(45,259)
Income tax benefit (expense)	1,405	1,977	(3,180)	3,393
Effective tax rate	10%	19%	6%	7%

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

During the nine months ended September 30, 2024, the Company’s estimated annual effective tax rate was revised to include additional valuation allowance expected to be required as a result of current year operations. This revised rate also includes additional valuation allowance for the beginning of the year deferred tax assets that resulted from a change in judgement on the realizability of the beginning of the year deferred tax assets. The change in judgement resulted from changes in the underlying business and changes to the forecasted annual operations.

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

16.     Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of September 30, 2024, the balance of the payable was $24,689, which is included in notes payable in the condensed consolidated balance sheet as of September 30, 2024. The payable bears interest at 25.5% as of September 30, 2024 and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $6,076 on the condensed consolidated balance sheet as of September 30, 2024. This payable bears interest at 24.5% as of September 30, 2024 and is due on February 15, 2027. As of September 30, 2024, the Company had paid $2,604 and zero in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

The Company had another payable due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

The Company also has a payable of $2,486 as of September 30, 2024 owed to Adam Draizin, a current director of the Company, through Callisto Collaboration, LLC (“Callisto”), an affiliated entity. Of this amount, $1,995 is related to the 2023 Refinanced Notes and is included in notes payable in the condensed consolidated balance sheet as of September 30, 2024. This payable bears interest at 25.5% as of September 30, 2024 and is due on February 15, 2026. The remaining $491 is related to the 2023 New Notes and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of September 30, 2024. This payable bears interest at 24.5% as of September 30, 2024 and is due on February 15, 2027. As of September 30, 2024, the Company had paid $210 and zero in interest to Callisto on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

See Note 10 — Notes Payable for additional information regarding the 2023 Refinanced Notes and 2023 New Notes, including calculation of the interest rates for each note as of September 30, 2024.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Note Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to Mark Scatterday through Mak One and 3,679,996 Debt Modification Warrants were issued to Adam Draizin through Callisto.

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

18. Reportable Segments and Revenue

The Company operates in three reportable segments: (i) cannabis segment (SVH), Standard Farms PA, Standard Farms Ohio, LLC (“Standard Farms OH”), Baker, and CAC, (ii) accessories (Jupiter), and (iii) corporate. The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products. The corporate segment represents all corporate level and unallocated items and includes the Company’s operating expenses and intercompany eliminations. On September 1, 2023, the Company completed the CGSF/SFNY Divestiture, which was included in other for the three and nine months ended September 30, 2023. During the three months ended September 30, 2024, the Company dissolved its White Haven RE, LLC entity, which was the only entity under the “other” segment  during the six months ended June 30, 2024 and the three and nine months ended September 30, 2023.

Information related to each segment is set out below. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

All dollar amounts expressed in thousands, except per share amounts

The following tables present the operating results of the Company’s segments:

	Three Months Ended September 30, 2024
	Cannabis	Accessories	Corporate	Total
Revenue	$10,123	$17,115	$—	$27,238
Inter-segment revenue	—	(271)	—	(271)
Net revenue	$10,123	$16,844	$—	$26,967
Share-based compensation	—	—	131	131
Depreciation and amortization	646	3,210	—	3,856
Wages and benefits	1,852	1,349	1,252	4,453
Impairment loss	—	—	—	—
Interest expense	1,520	1,038	4,125	6,683
Net loss	$(4,376)	$(3,660)	$(4,613)	$(12,649)

	Three Months Ended September 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$11,738	$33,010	$—	$—	$44,748
Inter-segment revenue	—	(193)	—	—	(193)
Net revenue	$11,738	$32,817	$—	$—	$44,555
Share-based compensation	—	—	190	—	190
Depreciation and amortization	655	3,236	—	—	3,891
Wages and benefits	1,884	1,518	1,305	—	4,707
Impairment loss	—	—	—	—	—
Interest expense	1,817	680	3,872	—	6,369
Loan losses	—	—	1	13	14
Net loss	$(4,365)	$(1,311)	$(3,456)	$469	$(8,663)

	Nine Months Ended September 30, 2024
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$31,420	$60,286	$—	$—	$91,706
Inter-segment revenue	—	(654)	—	—	(654)
Net revenue	$31,420	$59,632	$—	$—	$91,052
Share-based compensation	—	—	261	—	261
Depreciation and amortization	1,942	9,642	—	—	11,584
Wages and benefits	5,530	3,926	4,130	—	13,586
Impairment loss	15,740	—	—	—	15,740
Interest expense	4,469	2,619	12,430	—	19,518
Net income (loss)	$(34,330)	$(9,968)	$(13,947)	$(2)	$(58,247)

	Nine Months Ended September 30, 2023
	Cannabis	Accessories	Corporate	Other	Total
Revenue	$37,624	$91,256	$—	$—	$128,880
Inter-segment revenue	—	(462)	—	—	(462)
Net revenue	$37,624	$90,794	$—	$—	$128,418
Share-based compensation	—	—	(641)	(1,234)	(1,875)
Depreciation and amortization	2,270	9,720	642	100	12,732
Wages and benefits	6,004	4,126	6,232	—	16,362
Impairment loss	3,256	16	1,126	737	5,135
Interest expense	4,550	1,943	9,366	68	15,927
Loan losses	—	—	666	4,936	5,602
Net (loss) income	$(27,400)	$(6,801)	$(11,656)	$3,991	$(41,866)

All dollar amounts expressed in thousands, except per share amounts

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	US	Canada	Other	Total
Revenue	$20,520	$6,374	$73	$26,967
Gross profit (loss)	3,803	(11)	3	3,795

	Three Months Ended September 30, 2023
	US	Canada	Other	Total
Revenue	$38,803	$5,752	$-	$44,555
Gross profit	6,292	1,668	-	7,960

	Nine Months Ended September 30, 2024
	US	Canada	Other	Total
Revenue	$78,284	$12,655	$113	$91,052
Gross profit	13,151	1,596	24	14,771

	Nine Months Ended September 30, 2023
	US	Canada	Other	Total
Revenue	$113,210	$15,193	$15	$128,418
Gross profit	16,689	4,103	4	20,796

19. Subsequent Events

On October 3, 2024, the Company entered into a Second Amendment to its Revolving Facility (the “Revolving Facility Amendment”) through its subsidiary Jupiter. The Revolving Facility Amendment amended the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

Significant Developments in the Quarter

The Company is not aware of any significant developments during the three months ended September 30, 2024 that require recognition or disclosure.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023
Revenues, net	$26,967	$44,555
Cost of goods sold	(23,172)	(36,595)
Gross profit	3,795	7,960
Operating loss	(7,476)	(4,724)
Total other expense	(6,578)	(5,916)
Loss from operations before income tax and non-controlling interest	(14,054)	(10,640)
Net loss before non-controlling interest	(12,649)	(8,663)
Net income attributable to non-controlling interest	-	-
Net loss attributable to TILT Holdings Inc.	(12,649)	(8,663)

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

Revenue for the three months ended September 30, 2024 was $26,967, down from $44,555 for the three months ended September 30, 2023, reflecting a year-over-year decrease of $17,588 or 39%. The decrease was mainly attributable to

All dollar amounts expressed in thousands, except per share amounts

Jupiter which saw revenue decrease $15,973 or 48% year-over-year, mainly driven by lower sales volume related to delays in shipping from a primary supplier and the temporary transition of certain customers to a commission structure. Additionally, the cannabis division decreased revenue by $1,615 or 14% year-over-year, primarily driven by a decrease in sales volume.

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

Cost of goods sold for the three months ended September 30, 2024 was $23,172, down from $36,595 for the three months ended September 30, 2023 reflecting a year-over-year decrease of $13,423 or 37%, mainly attributable to the sales volume decline described above and a decrease in expenses related to inventory valuation adjustments for excess and obsolete products in the cannabis division.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the three months ended September 30, 2024 was $3,795, down from $7,960 for the three months ended September 30, 2023, which reflects a year-over-year decrease of $4,165 or 52%. Gross margin was 14% and 18% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit  was mainly driven by the decreased sales volume whereas the decrease in gross margin was primarily driven by increased logistics costs related to the delays in shipping from a primary supplier described above and a shift in product mix.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Wages and benefits	$4,453	$4,707
General and administrative	2,691	3,721
Sales and marketing	140	175
Share-based compensation expense (benefit)	131	190
Depreciation and amortization	3,856	3,891
Total operating expenses	$11,271	$12,684

Total operating expenses for the three months ended September 30, 2024 were $11,271, a decrease of $1,413 or 11% year-over-year from $12,684. The decrease was primarily due to general and administrative expense. This was largely driven by the Company’s cost reduction strategies which included reducing certain professional fees such as consulting and legal expenses as well as a decrease in bad debt.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Other income	$105	$2
Gain on sale of assets and membership interests	-	483
Unrealized loss on investment	-	(1)
Loan receivable losses	-	(14)
Loss on foreign currency exchange	-	(17)
Interest expense	(6,683)	(6,369)
Total other expense	$(6,578)	$(5,916)

Other expense for the three months ended September 30, 2024 was $6,578, an increase of $662 from other expense of $5,916 for the three months ended September 30, 2023, primarily driven by the decrease in gain on sale of assets and membership interests driven by the September 2023 divestiture of the Company’s interest in CGSF/SFNY, whereas there was no such sale of assets or membership interests during the three months ended September 30, 2024. Additionally, interest expense increased mainly due to higher interest rates on the Company’s debt including the default interest rate on the 2023 Refinanced Notes and the 2023 New Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes and the Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. See Note 10 – Notes Payable for further details.

Income Tax Benefit

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax benefit for the three months ended September 30, 2024 was $1,405, a decrease of $572 from income tax benefit of $1,977 for the three months ended September 30, 2023. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $12,649 for the three months ended September 30, 2024 compared to net loss of $8,663 for the three months ended September 30, 2023, for an increase in net loss of $3,986 primarily driven by the $4,165 decrease in gross profit, the $662 increase in other expense, and the $572 decrease in income tax benefit, partially offset by the $1,413 decrease in operating expense.

All dollar amounts expressed in thousands, except per share amounts

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023
Revenues, net	$91,052	$128,418
Cost of goods sold	(76,281)	(107,622)
Gross profit	14,771	20,796
Operating loss	(36,366)	(26,297)
Total other expense	(18,701)	(18,962)
Loss from operations before income tax and non-controlling interest	(55,067)	(45,259)
Net loss before non-controlling interest	(58,247)	(41,866)
Net income attributable to non-controlling interest	-	1,433
Net loss attributable to TILT Holdings Inc.	(58,247)	(40,433)

Revenue

Revenue for the nine months ended September 30, 2024 was $91,052, down from $128,418 for the nine months ended September 30, 2023, reflecting a year-over-year decrease of $37,366 or 29%. The decrease was mainly attributable to Jupiter which decreased revenue by $31,162 or 34% year-over-year, mainly driven by lower sales volume related to delays in shipping from a primary supplier and lower average price per unit in certain product lines as market prices have decreased from the prior period. In addition, revenue in the cannabis division decreased by $6,204 or 16% year-over-year, primarily driven by a decrease in sales volume and price compression in the Massachusetts market, partially offset by sales volume driven growth in Ohio operations.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the nine months ended September 30, 2024 was $76,281, down from $107,622 for the nine months ended September 30, 2023 reflecting a year-over-year decrease of $31,341 or 29%, mainly attributable to the sales volume decline at Jupiter related to shipping delays from a primary supplier and reductions in the average cost per unit, which partially offset the impact of average price decrease in certain product lines described above. The cannabis division also decreased cost of goods sold largely due to a decrease in expenses related to inventory adjustments for excess and obsolete products, a decrease in sales volume and cost savings efforts resulting in increased production efficiencies.

The Company’s gross profit for the nine months ended September 30, 2024 was $14,771, down from $20,796 for the nine months ended September 30, 2023, which reflects a year-over-year decrease of $6,025 or 29%. The decrease in gross profit was mainly driven by decreased revenue at Jupiter as described above, partially offset by increased gross profit from the cannabis division driven primarily by the decrease in inventory adjustments for excess and obsolete products and by growth and improved capacity utilization in Ohio operations. Gross margin was 16% for the nine months ended September 30, 2024 and 2023.

All dollar amounts expressed in thousands, except per share amounts

Total Operating Expenses

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Wages and benefits	$13,586	$16,362
General and administrative	9,497	13,870
Sales and marketing	469	869
Share-based compensation expense (benefit)	261	(1,875)
Depreciation and amortization	11,584	12,732
Impairment loss	15,740	5,135
Total operating expenses	$51,137	$47,093

Total operating expenses for the nine months ended September 30, 2024 were $51,137, an increase of $4,044 or 9% year-over-year from $47,093. The increase was primarily due to the increase in impairment loss described below and increased share-based compensation expense which was mainly driven by the 2023 forfeiture of equity awards by the Company’s former CEO and the 2023 reversal of share-based compensation expense related to the Company’s joint venture in CGSF due to the determination that the achievement of certain milestones related to the CGSF project was no longer probable, both of which resulted in a net benefit for the nine months ended September 30, 2023. Partially offsetting the foregoing, the Company’s cost control efforts led to lower general and administrative expense and decreased wages and benefits expense, mainly driven by decreased use of third-party service providers and reduced headcount, respectively. Further contributing to the decrease, there was reduced bad debt expense, a decrease in legal fees and lower severance. In addition, depreciation and amortization expense decreased, mainly related to the impairment of certain assets during the previous fiscal year.

Impairment Losses

Impairment losses for the nine months ended September 30, 2024 were $15,740, an increase of $10,605 or 207% year-over-year from $5,135 for the nine months ended September 30, 2023. During the three months ended June 30, 2024, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. Consequently, a test of CAC assets was performed which indicated the fair value of this asset group was less than the carrying value resulting in an impairment charge of $15,678 for the three months ended June 30, 2024.

The impairment loss in the nine months ended September 30, 2023 was mainly driven by the impairment of certain fixed assets, ROU assets and leasehold improvements related to the reduction in operating capacity of certain Massachusetts retail operations which resulted in an expense of $3,994, the $737 impairment expense related to the write-down of a management contract and the $325 write-down of certain assets held for sale to their fair market value.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Interest income	$3	$-
Other income	819	102
Gain on sale of assets and membership interests	-	8,884
Unrealized loss on investment	(1)	(6,401)
Loan receivable losses	-	(5,602)
Loss on foreign currency exchange	(4)	(18)
Interest expense	(19,518)	(15,927)
Total other expense	$(18,701)	$(18,962)

Other expense for the nine months ended September 30, 2024 was $18,701, a decrease of $261 from other expense of $18,962 for the nine months ended September 30, 2023, primarily driven by the decrease in unrealized loss on investments as the Company no longer has any investments, the absence of loan receivable losses during the period and the increase in other income driven mainly by supplier credits, reimbursements from certain vendors and miscellaneous income. Partially offsetting the foregoing, there was a decrease in the gain on sale of assets and membership interests as there was no sale of assets or membership interest during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 wherein the Company completed the sale-leaseback of the Company’s White Haven facility described in Note 5 – Property, Plant and Equipment and Assets Held for Sale and the divestiture of its interest in CGSF/SFNY. Additionally, interest expense increased mainly due to higher interest rates on the Company’s debt including the default interest rate on the 2023 Refinanced Notes and the 2023 New Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes and the Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. See Note 10 – Notes Payable for further details.

Income Tax Benefit (Expense)

Income tax expense for the nine months ended September 30, 2024 was $3,180, an increase of $6,573 from income tax benefit of $3,393 for the nine months ended September 30, 2023. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $58,247 for the nine months ended September 30, 2024 compared to net loss of $40,433 for the nine months ended September 30, 2023, for an increase in net loss of $17,814 primarily driven by the $6,573 increase in income tax expense, the $6,025 decrease in gross profit and the $4,044 increase in operating expense which was mainly driven by the increase in non-cash impairment loss.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $2,609 as of September 30, 2024 compared to $2,034 as of December 31, 2023. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

All dollar amounts expressed in thousands, except per share amounts

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $58,254 during the nine months ended September 30, 2024 and has an accumulated deficit of $1,084,334 as of September 30, 2024. Additionally, as of September 30, 2024, the Company had negative working capital of $43,687 compared to negative working capital of $19,798 as of December 31, 2023. The negative working capital is related to certain notes payable becoming due within the next 12 months including the Company’s asset-based revolving credit facility (the “Revolving Facility”), the employee retention credit note, and obligation under the 2023 Refinanced Notes and 2023 New Notes. See Note 10 — Notes Payable for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 10 — Notes Payable for additional information.

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

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%. On July 21, 2024, the maturity date of the Revolving Facility automatically extended one year to July 21, 2025. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement. See Note 19 — Subsequent Events for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

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

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings or strategic transactions as necessary; and (vi) deferring principal and interest payments on the 2023 Refinanced Notes.

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

However, as of September 30, 2024, the Company used a default rate of 25.5% to accrue interest on the 2023 Refinanced Notes due to noncompliance with financial covenants. The 25.5% interest rate represents the prime rate of 8.0% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 24.5%.

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

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$319	$1,391
Net cash (used in) provided by investing activities	(451)	13,243
Net cash provided by (used in) financing activities	717	(15,337)
Effect of foreign exchange on cash and cash equivalents	(8)	(14)
Net changes in cash and cash equivalents	$577	$(717)

For the nine months ended September 30, 2024, cash was provided by (used in):

●	Operating activities: $319. The cash flow from operating activities for the nine months ended September 30, 2024 decreased $1,072 as compared to cash provided by operating activities of $1,391 for the nine months ended September 30, 2023, mainly driven by the decrease in gross profit and reclassification of certain lease payments from financing activities to operating activities. This was partially offset by decreased payments for operating expenses from wages and benefits, general and administrative, and sales and marketing, as well as lowered interest payments.
●	Investing activities: ($451). The cash flow from investing activities for the nine months ended September 30, 2024 decreased $13,694 from cash provided by investing activities of $13,243 for the nine months ended September 30, 2023. The decrease was mainly related to the 2023 proceeds from the Pennsylvania Transaction described in Note 12 — Leases and cash consideration from the CGSF/SFNY Divestiture described in Note 8 – Loans Receivable.
●	Financing activities: $717. The cash flow from financing activities for the nine months ended September 30, 2024 increased $16,054 as compared to cash used in financing activities of $15,337 for the nine months ended September 30, 2023. The increase in cash provided was mainly driven by a decrease in repayments on notes payable compared to the prior period wherein the Company made repayments related to the retiring of the senior secured promissory notes issued on November 1, 2019 and the refinancing that resulted in the 2023 Refinanced Notes. For further details see Note 10 — Notes Payable.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the nine months ended September 30, 2024 from those previously disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

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

All dollar amounts expressed in thousands, except per share amounts

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

Regulation of Cannabis at State Levels

Ohio

Standard Farms OH converted its medical processor license to a medical/adult dual use co-located processing license. Standard Farms OH engages in the production, possession, use, sale and distribution of cannabis products in both the medicinal and adult use cannabis marketplaces in Ohio. The Company is in compliance with Ohio state law and the related licensing framework.

Pennsylvania

Act 63 of 2023 became effective on April 12, 2024. Act 63 allows qualified independent MMOs to apply for either a grower/processor permit or dispensary permit. An independent grower/processor may apply for one dispensary permit and an independent dispensary may apply for one grower/processor permit.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

All dollar amounts expressed in thousands, except per share amounts

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An appropriations rider contained in various federal appropriations and spending bills since 2014 (formerly known as the “Rohrabacher-Farr Amendment”); now known as the Joyce Amendment (the “Joyce Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot prosecute medical cannabis operators complying strictly with state medical cannabis laws. The Joyce Amendment does not protect state adult-use businesses, and the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. If the Joyce Amendment expires and is not renewed, federal prosecutors could prosecute even compliant medical cannabis operators for conduct within the five-year statute of limitations. On September 26, 2024, the Joyce Amendment was most recently renewed through December 20, 2024. While this current appropriations rider only applies to jurisdictions authorizing medical cannabis-related activities, supportive

All dollar amounts expressed in thousands, except per share amounts legislators continue their efforts to amend future appropriations bills to extend the prohibition on the use of federal enforcement funds against the implementation of state cannabis programs regulating cannabis for either medical or adult-use purposes.

Pursuant to the Joyce Amendment, through December 20, 2024, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws. President Biden became the first president to propose a budget with the Joyce Amendment included.

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

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1

Amendment Number One to Side Letter Agreement, dated July 19, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited.

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

Date: November 14, 2024	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer (Principal Financial Officer)