Form 10-K
period 2024-12-31
TILT Holdings Inc.
filed 2025-04-10
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

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

The aggregate market value of the common shares, without par value, of TILT Holdings Inc. held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on Cboe Canada (formerly known as the NEO Exchange), converted to USD using the exchange rate provided by the Bank of Canada on June 30, 2024 of USD 1.00 = CAD$ 1.3687 was $7,339,985.

As of February 28, 2025, there were 347,410,117 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares, and zero compressed shares, without par value, of TILT Holdings, Inc. outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

TILT is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation, production, TILT services brands and cannabis retailers in regulated markets across 40 states in the U.S., as well as Canada, South America, and the European Union.

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

Inhalation Technology — Jupiter

The Inhalation Technology division encompasses the business of Jupiter Research, LLC (“Jupiter”) which is a leading participant in the cannabis vape and accessory product market. Through the Inhalation Technology division, the Company sells vape and accessory products and services to brand partners and cannabis retailers in regulated markets across 40 states in the U.S., and internationally in Canada, South America, and the European Union. The Company’s business model leverages in-house technical and product design acumen along with supply chain expertise to deliver customized hardware, accessories, technology and packaging solutions, which enables cannabis brands to differentiate their product in the marketplace. For the vast majority of its hardware products, Jupiter partners with Shenzhen-based Smoore Technology Limited (“Smoore Technology”) to incorporate its industry-leading CCELL® technology into Jupiter’s product solutions, and Jupiter is one of only four licensed resellers of CCELL® technology. The Company maintains a research and development lab to introduce innovative new products to the market and expand the offerings of the Inhalation Technology division.

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

Cannabis — Massachusetts

In Massachusetts, the Company operates through its wholly owned subsidiary, Commonwealth Alternative Care, Inc. (“CAC”). CAC operates a vertically integrated marijuana facility in Taunton, Massachusetts (the “Taunton Facility”), dually licensed for both medical and adult-use operations. The Taunton Facility includes over 60,000 square feet dedicated

All dollar amounts expressed in thousands, except per share amounts to cultivation, 8,000 square feet of production and 2,400 square feet of onsite retail dispensary space. At its Taunton Facility, CAC conducts extraction operations producing packaged units across dozens of demand-driven stock keeping units (“SKUs”). CAC produces a variety of cannabis flower, vape cartridges, concentrates and topicals under its house brand Standard Farms and its brand partner products. CAC also distributes these SKUs to other licensed cannabis operators in the Commonwealth of Massachusetts via wholesale and to both registered patients of the Massachusetts Medical Use of Marijuana Program and adult-use consumers via retail and direct delivery.

Cannabis — Pennsylvania

The Company cultivates cannabis plants and manufactures medical cannabis products in White Haven, Pennsylvania through its wholly owned subsidiary, Standard Farms LLC (“Standard Farms PA”). Standard Farms PA offers a variety of goods including vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold to approximately 90% of the state’s cannabis dispensaries via wholesale. Standard Farms PA’s greenhouse facility includes 33,500 square feet dedicated to cultivation and maintains the ability to expand that footprint in the future. Additionally, Standard Farms PA has received a permit to operate a medical marijuana dispensary in Wyomissing, Pennsylvania.

Cannabis — Ohio

The Company operates a cannabis extraction facility outside of Cleveland, Ohio through its wholly owned subsidiary, Standard Farms Ohio, LLC (“Standard Farms OH”). In addition to its fully equipped industrial kitchen, the approximately 24,000 square foot facility also utilizes CO2 extraction to produce high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles. Standard Farms OH products are sold and distributed throughout the State of Ohio to other licensed cannabis businesses via wholesale.

On November 7, 2023, Ohio voters approved a ballot measure to legalize recreational marijuana and the State began allowing adult-use sales in August 2024.

Cannabis — New York (Operations Discontinued)

In August 2021, the Company, through its subsidiaries SFNY Holdings, Inc. (“SFNY Holdings”) and Standard Farms New York LLC (“SFNY”) formed a partnership with the Shinnecock Indian Nation, a federally recognized Native American tribe, to establish vertical cannabis operations on their tribal territory in Long Island, New York. On September 5, 2023, the Company announced that it was ending its partnership with the Shinnecock Indian Nation and that its subsidiaries SFNY Holdings and SFNY had entered into a Membership Interest Purchase Agreement (“MIPA”) with CGSF Investments, LLC (“CGSF”), a wholly owned subsidiary of PowerFund Holdings II LLC, pursuant to which CGSF acquired from SFNY Holdings all the membership interests in SFNY for the agreed consideration of $1,400. SFNY held a 75% interest in CGSF Group LLC (“CGSF Group”), which was formed to establish the vertical cannabis operations with the Shinnecock Indian Nation. The Company has no operations in New York following the termination of its partnership with the Shinnecock Indian Nation.

Strategy

The Company provides innovative and cost-effective business solutions to its customers across the cannabis industry value chain. The Company’s core mission is to help its customers build brands by offering unique products, solutions and services that deliver added value to consumers, multi-state cannabis operators, licensed producers and cannabis brands around the globe.

All dollar amounts expressed in thousands, except per share amounts

On November 14, 2024, the Company announced it was exploring a range of potential actions including divestitures, partnerships, and other strategic alternatives, which will enable the Company to focus on its largest business segment, Jupiter Research. The Company believes the cannabis assets hold value, however, with Jupiter’s evolution, its extensive customer base and differentiated cannabis value proposition, the Company believes it will be able to unlock value and leverage product development capabilities.

Significant Developments in 2024

Please refer to Note 20 — Subsequent Events in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2024.

Supplier Guaranty

On January 28, 2024, the Company and its subsidiaries Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), CAC, Jimmy Jang Holdings, Inc. (“JJH”), JJ Blocker Co. (“JJB”), SFNY, Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms OH, Standard Farms PA, SH Finance Company, LLC (“SF Finance”), and Jupiter (collectively with the Company, JJ LP, Baker, CAC, JJH, JJB, SFNY, SEA, Standard Farms OH, Standard Farms PA, SF Finance, the “Guarantors”) and Smoore Technology and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”). On January 28, 2024, Entrepreneur Growth Capital LLC, Jordan Geotas, the Secured Party, and Jupiter also entered into a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”).

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

The Guarantors will have 120 days from the invoice date to pay each outstanding Account. However, the Guarantors had a “Transition Period” though April 15, 2024 to pay any Accounts that are outstanding more than 150 days after the invoice date and through June 23, 2024 to pay any Accounts that are outstanding more than 120 days after the invoice date, provided certain conditions are satisfied, including compliance with the Reduction Plan, no default or event of default having occurred under the Smoore Agreements, and no event of default having been declared by the Guarantors’ existing secured creditors. If the Guarantors fail to make timely payments on the Accounts, including under the Reduction Plan, interest will accrue on all outstanding Accounts, regardless of aggregate size or date of invoice, at the rate of 8% per annum.

Under the Side Letter, the Secured Party agreed to promptly ship ordered Inventory to Jupiter so long as the Guaranty described below remains in full force and effect, no event of default has occurred under the Smoore Agreements, and the Guarantors have performed, and the outstanding balance of all Accounts does not exceed the amounts permitted, under the Reduction Plan.

In addition to the Side Letter, the Smoore Agreements include a Guaranty by the Guarantors (other than Jupiter) for the benefit of the Secured Party, pursuant to which, those Guarantors guarantee the payment and performance of Jupiter’s and the Company’s obligations to the Secured Party with respect to the Accounts. The Guarantors have also entered into

All dollar amounts expressed in thousands, except per share amounts a Debt and Security Agreement and related collateral security documents with or for the benefit of the Secured Party, under which the Guarantors’ performance under the Guaranty and Jupiter’s obligations with respect to the Accounts are secured by security interests in all of the assets of the Guarantors, including a pledge of all equity interests in all direct and indirect subsidiaries of the Company. Pursuant to the Subordination and Intercreditor Agreement, certain of the Guarantors’ existing secured creditors have agreed that other than the security interest in certain assets that were pledged by Jupiter to secure a revolving credit facility, existing security interests in favor of those existing creditors are subordinated to the security interests created under the Smoore Agreements.

On July 19, 2024, the Guarantors entered into an amended side letter (the “Amended Side Letter”) with the Secured Party. Under the Amended Side Letter, the Guarantors agree to the Reduction Plan. The amounts owed accrue interest at rates ranging from 5.0% to 10.0%, dependent upon the date of the invoices, how long such invoices have remained outstanding, and other criteria. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the consolidated balance sheets. See Note 10 — Accounts Payable and Accrued Liabilities for further details.

2024 Standard Farms Loan

On May 2, 2024, Standard Farms PA entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027 and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 11 — Notes Payable for additional information.

Amendment to Revolving Facility

On July 21, 2024, the maturity date of the asset-based revolving credit facility (the “Revolving Facility”) automatically extended one year to July 21, 2025. On October 3, 2024, the Company entered into a Second Amendment to its Revolving Facility (the “Revolving Facility Amendment”) through its subsidiary Jupiter. The Revolving Facility Amendment amended the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

2024 Strategic Alternatives Review

On November 14, 2024, the Company announced a process was underway to review strategic alternatives for its plant-touching assets. These alternatives could include, among others, possible joint ventures, strategic partnerships, or sale. The intent is to optimize the Company’s portfolio of businesses and create value for stakeholders. This decision was made as part of the Company’s continual strategic portfolio analysis, which is focused on positioning the Company to serve high growth markets and to restructure its balance sheet.

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in 2023

Debt Refinancing

On November 1, 2019, the Company and its subsidiaries, JJ LP, Baker, CAC, and Jupiter entered into the Junior Secured Note Purchase Agreement (the “2019 Junior Notes NPA”) relating to the issuance of junior secured promissory notes (the “2019 Junior Notes”). On February 15, 2023 (the “Effective Date”), the Company and its subsidiaries, JJ LP, Baker, CAC, and Jupiter (collectively, the “Subsidiary Borrowers”) entered into a first amendment (the “NPA Amendment”) to the 2019 Junior Notes NPA with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Note Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). Neither the Company nor the Subsidiary Borrowers received any new proceeds from the Note Holders as a result of the NPA Amendment.

The 2023 Refinanced Notes mature on February 15, 2026 and bear interest at 25.0% as of December 31, 2024, payable monthly as a result of the October Forbearance Agreement described below. The interest rate is subject to increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary of the Effective Date or greater than $22,000 on the second anniversary of the Effective Date.

Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (the “2023 New Notes”) in the aggregate principal amount of $8,260 to the Note Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. The Noteholder Representative also acts as noteholder representative for the 2023 New Notes. The 2023 New Notes bear interest at 24.0% as of December 31, 2024 as a result of the May Forbearance Agreement discussed below.

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

The 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) are secured by a first priority security interest in all of the assets of the Subsidiary Borrowers, except that the Note Holders received a second priority security interest in the assets that are already pledged by Jupiter under its revolving credit facility with Entrepreneur Growth Capital, LLC. The 2023 Notes are also guaranteed by the Company and all subsidiaries of the Company. The equity interests in all subsidiaries of the Company have also been pledged as security for the obligations under the 2023 Refinanced Notes.

The Noteholder Representative is required to be paid $2,000 over the term of the 2023 Refinanced Notes in quarterly installments.

The NPA Amendment includes affirmative and negative covenants (including financial maintenance covenants), events of default, representations and warranties that are customary for debt securities of this type. The 2023 Notes may be accelerated, and all remedies may be exercised by the Note Holders in case of an event of default under the 2023 Notes,

All dollar amounts expressed in thousands, except per share amounts which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control.

In connection with the NPA Amendment, the Company also issued to each Note Holder a warrant (each a “Debt Modification Warrant,” collectively the “Debt Modification Warrants”) to purchase 2,421.05 common shares of the Company for every $1 principal amount of the 2023 Refinanced Notes held by each Note Holder, for a total aggregate of 91,999,901 Debt Modification Warrants. Each Debt Modification Warrant is exercisable at any time prior to its expiration for one common share of the Company at an exercise price of $0.07084 per common share. The Debt Modification Warrants expire on February 15, 2030 and contain customary anti-dilution adjustment provisions.

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

All dollar amounts expressed in thousands, except per share amounts

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

Divestiture of Standard Farms New York LLC

On September 1, 2023, SFNY Holdings, a wholly owned subsidiary of the Company, and SFNY, a wholly owned subsidiary of SFNY Holdings, entered into a MIPA with CGSF, a wholly owned subsidiary of PowerFund Holdings II LLC. Pursuant to the MIPA, CGSF acquired 100% of the membership interests in SFNY from SFNY Holdings for $1,400 (the “CGSF/SFNY Divestiture”). SFNY’s only asset is a 75% interest in CGSF Group, which was formed to establish vertical cannabis operations on the Shinnecock Nations aboriginal tribal territory in the Hamptons on Long Island, New York. The cannabis project development firm Conor Green Consulting, LLC will continue to hold a 25% minority interest in CGSF. Therefore, CGSF is a consolidated subsidiary of SFNY.

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

October Forbearance Agreement

On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Note Holders under the 2019 NPA. The October Forbearance Agreement modified certain terms and conditions of the May Forbearance Agreement, pursuant to which the Noteholder Representative, at the direction of the Note Holders, provided a limited waiver of certain events of default under the 2023 Refinanced Notes and 2023 New Notes and agreed to forbear exercising certain rights of the Noteholder Representative and Note Holders. See Note 11 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

The Company’s Cannabis business competes with hundreds of cultivators, manufacturers, distributors and retailers in the Massachusetts, Pennsylvania, and Ohio markets. These competitors range from small family-owned operations to well-capitalized publicly traded multi-state operators. The Company’s Cannabis business operates in states with regulations limiting the number of cannabis licenses that will be awarded, representing a barrier to entry for potential new market participants. The Company utilizes its in-house expertise on behalf of its Standard Farm brand and for its brand partners to receive product approvals, scale up production and sell products with effective promotion, packaging, pricing, placement and inventory availability and then bring these brands to market through its wholesale distribution channel.

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

All dollar amounts expressed in thousands, except per share amounts

Patents

As of December 31, 2024, Jupiter had 18 issued patents and 30 pending U.S. and international patent applications for its vaporizer devices and systems. The following table represents issued patents as of December 31, 2024:

	Country	Patent No.	Issued Date	Title
1	U.S.	D800310	October 17, 2017	Electronic Vaporizer
2	U.S.	10398178	September 3, 2019	Electronic Vaporizer
3	U.S.	10750788	August 25, 2020	Electronic Vaporizer
4	U.S.	11044943	June 29, 2021	Electronic Vaporizer
5	U.S.	D908278	September 21, 2020	Electronic Vaporizer
6	U.S.	10689243	June 23, 2020	Metered Dispensing Device for Plant Extracts
7	U.S.	10875759	September 10, 2020	Metered Dispensing Device for Plant Extracts
8	European Union	DM/212544	February 5, 2021	Monolithic Electronic Vaporizer
9	U.S.	D942,677	February 1, 2022	Liquid Medical Device
10	European Union	DM/214262	May 19, 2021	Liquid Medical Device
11	Australia	202110730	May 14, 2021	Liquid Medical Device
12	U.S.	11297879	April 12, 2022	Pod Vaping System
13	U.S.	11131612	April 26, 2022	Metered Dispensing Device for Plant Extracts
14	U.S.	D948,783	April 12, 2022	Monolithic Electronic Vaporizer
15	U.S.	3072947	January 24, 2023	Metered Dispensing Device for Plant Extracts
16	U.S.	11606974	March 21, 2023	Infinity Cartridge for Vaping Device
17	U.S.	12041966	July 23, 2024	Monolithic Electronic Vaporizer
18	U.S.	11980226	May 14, 2024	Cartridge with Adapter

All dollar amounts expressed in thousands, except per share amounts

Trademarks

Additionally, as of December 31, 2024, Jupiter had ten registered and five pending trademarks with the U.S. Patent and Trademark Office (“USPTO”), all pertaining to use of the Jupiter brands and related goods associated with the Jupiter brands and/or names. The following table represents registered trademarks as of December 31, 2024:

		Registration Number/
	Country	Serial Number	Registration Date	Mark
1	U.S.	5326028	October 31, 2017	Liquid
2	U.S.	5367649	January 2, 2018	Liquid 9
3	U.S.	5218409	June 6, 2017	Tear Shape (design)
4	U.S.	5941427	December 24, 2019	Klik
5	Canada	1154585	December 1, 2022	Infinity
6	European Union	18054132	September 5, 2019	Infinity
7	U.S.	6790076	July 12, 2022	Liquid Que
8	U.S.	6609388	January 4, 2022	Dose-cti
9	U.S.	7523505	October 1, 2024	Infinity
10	U.S.	7601388	December 10, 2024	RA100

Environmental

The Company recognizes the importance of climate change and the potential risks it poses to our business and the environment. The Company also understands the importance of recycling and other sustainable activities to reduce waste, conserve resources and improve the environment. We are committed to playing our part in mitigating climate change by monitoring our greenhouse gas (“GHG”) emissions, minimizing our environmental footprint, properly recycling old and obsolete materials, and promoting sustainable practices within our operations. We understand that climate change and sustainable practices present both risks and opportunities to our business. We recognize that climate-related risks may include changing weather patterns, water scarcity, and regulatory developments related to GHG emissions and energy consumption. These risks can affect our supply chain, cultivation processes, and distribution networks, potentially impacting our financial performance. On the other hand, we see climate-related opportunities in adopting sustainable practices, developing innovative solutions, and embracing renewable energy sources. By proactively managing climate-related risks, identifying climate-related opportunities, and employing recycling programs we aim to enhance our resilience, reduce costs, and create long-term value for our shareholders. We believe compliance with federal, state, and local environmental laws and regulations do not have a material effect or pose material costs to the Company.

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

As of December 31, 2024, Company employees worked within five divisions: Corporate Headquarters, Jupiter, Cannabis Massachusetts, Cannabis Pennsylvania, and Cannabis Ohio. The Company’s workforce has 313 workers in total, of which 292 workers are full-time. The combination of employees working onsite and remotely covers 17 states, plus Toronto, Canada.

All dollar amounts expressed in thousands, except per share amounts

The Company has a strong, employee-centered culture built by inspiring people. The Company is committed to sustaining a business environment that is respectful, welcoming, equitable and supportive for a diverse range of people. By fostering diversity and leveraging the value of diversity with equity and inclusion, the Company drives better ideas, positive business results and improved service through a deeper connection with the Company’s customers. The Company is formulating strategies and tactics to leverage diversity, equity and inclusion in the Company’s workplace and workforce. As of December 31, 2024, women and people of color (racial/ethnic minority groups) comprise 56% of the Company’s workforce; 51% in management and 36% in senior management. People with disabilities and military veterans make up 10% and 3% of the Company’s workforce, respectively.

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

Regulation of Cannabis at State Levels

Below is a summary of the licensing and regulatory framework in the markets where, as of December 31, 2024, the Company held licenses and had direct or indirect involvement with the U.S. cannabis industry, followed by outlines of the regulatory framework in each of the relevant states.

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

3 Medical Marijuana Treatment Center Final licenses with authorization to commence operations (2 operational);
4 adult-use Marijuana Establishment Final licenses with authorization to commence operations (1 cultivator license; 1 product manufacturer license; and 2 retailer licenses - all operational)

Ohio	Stand Alone Processor (Dual Medical/Adult-Use)	A person, entity or subsidiary thereof may only hold a financial interest in or be an owner of one processor license	1 license
Pennsylvania	Grower/Processor (Medical) Dispensary (Medical)	A person may only be issued one grower/processor license. Each dispensary permit holder is allowed to open up to three dispensary locations.	1 Grower/Processor license (Operational); 1 Dispensary Permit (Not Operational)

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

The Company, through its wholly owned subsidiary CAC, holds one operational vertically integrated MTC license, with a medical dispensary location in Taunton, and medical cultivation and product manufacturing operations in Taunton. CAC also holds final licenses (including authorization to commence operations) for its adult-use retailer operations in Taunton, as well as its adult-use cultivator and product manufacturer operations in Taunton. The Company is in compliance with Massachusetts state law and the related licensing framework.

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

Ohio’s medical cannabis program allows businesses to be structured as for-profit entities and does not impose residency requirements for investment or ownership in a commercial cannabis license. Ohio’s licensing structure permits, but does not require, vertical integration. Each license (cultivation, processor and dispensary) is issued on an individual basis for each facility type/function. There are three different types of processors — stand-alone, vertically integrated facilities and a plant-only processor, which is a cultivator who distributes plant material directly to dispensaries. Common ownership between cultivation, processing and dispensing licenses is permitted, but prohibited for cannabis testing licensees. However, effective as of November 1, 2024, no one entity or person may be issued, maintain ownership or a direct financial interest in, or control more than one cultivator license, one processor license, or eight dispensary licenses at any given time.

In March 2021, the Company completed its acquisition of Standard Farms OH, a licensed stand-alone processor in Ohio.

On July 4, 2023, HB 33 went into effect, which moved the regulation of the cannabis industry from the State Board of Pharmacy to the Division of Marijuana Control in the Department of Commerce.

All dollar amounts expressed in thousands, except per share amounts

On November 7, 2023, Ohio Issue 2, the Adult-Use Legalization Ballot Initiative (“Issue 2”), which allows persons who are at least 21 years of age to purchase and possess up to 2.5 oz of flower and 15 grams of extract, passed. Ohio does not have laws against legislative alteration, which means the state legislature may make changes to the ballot initiative language. Issue 2 establishes the Division of Cannabis Control (“Division”) within the Department of Commerce. The Division will have the authority to license, regulate, investigate, and enforce rules on adult-use cannabis licensees. Within six months of the effective date of Issue 2 (June 7, 2024) the Division was obligated to make applications available and within nine months (September 7, 2024) the Division was obligated to issue licenses to existing medical operators transitioning to adult use.

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

For licensing purposes, the PA DOH split the Commonwealth into six regions. The state initially limited the total number of medical marijuana organizations (“MMOs”) to twenty-five grower/processors and fifty dispensaries Commonwealth-wide. Each dispensary is permitted to have up to three dispensary sites for a total of 150 potential dispensary locations throughout Pennsylvania. For each dispensary permit, the locations must be within the region where the permit was awarded. For medical marijuana grower/processors, the location is limited to the region where the permit was awarded, but distribution is permissible across all regions. The PA DOH may approve up to ten clinical registrants, with each eligible for only one grower/processor permit and one dispensary permit (each clinical registrant may provide medical marijuana at up to six dispensary locations). Residency is not required to operate a MMO in Pennsylvania. Vertical integration is limited, as the PA DOH may not issue more than five grower/processor businesses dispensary permits. In addition, a single entity may not hold more than one grower/processor permit nor more than five dispensary permits.

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

All dollar amounts expressed in thousands, except per share amounts services from a provider within Pennsylvania to disclose any suspension or revocation of cannabis-related permits, registrations, or certifications to the financial institution and/or insurer within five business days.

In October 2022, the PA DOH finalized its medical marijuana regulations. These final regulations mirror the temporary regulations and reflect the PA DOH’s efforts to keep pace with the growth and evolution of the medical marijuana program. Of note, the final regulations clarify the process for changes of ownership and changes of location of MMOs.

Act 63 of 2023 became effective on April 12, 2024. Act 63 allows qualified independent MMOs to apply for either a grower/processor permit or dispensary permit. An independent grower/processor may apply for one dispensary permit and an independent dispensary may apply for one grower/processor permit.

In Pennsylvania, the Company holds a medical marijuana grower/processor license through its wholly owned subsidiary, Standard Farms PA, which operates 33,500 square feet of greenhouse. The Company also holds a medical marijuana dispensary permit for its dispensary in Wyomissing. The Company is in compliance with Pennsylvania state law and the related licensing framework.

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

All dollar amounts expressed in thousands, except per share amounts

To date, there has been no new federal cannabis memorandums issued by the Trump Administration or any published change in federal enforcement policy. Regardless, the federal government of the U.S. has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future.

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

The Company’s Balance Sheet and Operating Statement Exposure to U.S. Marijuana Related Activities

The following represents the portion of certain line items on the Company’s consolidated financial statements that pertain to U.S. cannabis activity1for the year ended December 31, 2024:

	U.S. marijuana-related activities
Balance Sheet line items	Licensed[1]	Unlicensed[2]
Cash and cash equivalents	36%	33%
Trade receivables and others	17%	83%
Inventories	76%	24%
Other current assets	42%	12%
Property, plant and equipment	99%	1%
Intangible assets	11%	89%
Goodwill	0%	100%
Other assets	93%	2%
Accounts payable and accrued liabilities	12%	75%
Income taxes	0%	38%
Other current liabilities	4%	24%
Other long-term liabilities	59%	0%

Income Statement line items
Revenue	33%	67%
Gross profit	20%	80%
Operating expenses	32%	55%
Total other income (expense)	33%	38%
Income tax expense	0%	19%

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

All dollar amounts expressed in thousands, except per share amounts

ITEM 1A.     RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The risk factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2024. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

In addition, companies providing goods and/or services to companies like us that are engaged in cannabis- related activities may, under threat of federal civil and/or criminal prosecution, suspend or withdraw their services. Any suspension of service and inability to procure goods or services from an alternative source, even on a temporary basis, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on regulatory approvals and licenses to conduct our business, and there is no assurance that our licenses will be issued, extended or renewed by each applicable regulatory authority.

Our ability to grow, store and sell cannabis in the U.S. is dependent on our ability to obtain licenses in the relevant state and local jurisdictions to do so. We will be required to obtain or renew further government permits and licenses for our contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, public hearings and costly undertakings on our part. The duration and success of our efforts to obtain, amend and renew permits and licenses will be contingent upon many variables outside our control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. We may not be able to obtain, amend or renew permits or licenses that are necessary to our operations. Any unexpected delays or costs associated with the permitting and licensing process could impede our ongoing or proposed operations. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, we may be curtailed or prohibited from proceeding with our ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on our business, financial condition, results of operations or prospects.

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

All dollar amounts expressed in thousands, except per share amounts

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict the disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis-related legislation could adversely affect us and our business, results of operations, financial condition and prospects.

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

FDA regulation of medical cannabis and the possible registration of facilities where medical cannabis is grown could negatively affect the medical cannabis industry, which would directly affect our financial condition. Should the federal government legalize cannabis for medical use by reclassifying cannabis as a Schedule III controlled substance, it is possible that FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, FDA may issue rules and regulations including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that FDA would require that facilities where medical cannabis is grown register with FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, it is unknown what the impact would be on the medical cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by FDA it may have an adverse effect on our business, operating results and financial condition.

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

All dollar amounts expressed in thousands, except per share amounts

We are subject to those risks inherent in an agricultural business.

Adult-use and medical marijuana are agricultural products. There are risks inherent in the agricultural business, such as insects, plant diseases and other similar agricultural risks. Although our products are usually grown indoors under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of our products.

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

We are subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime Act (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis- related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks or other financial institutions that provide cannabis businesses with financial services, such as a checking account in violation of the Bank Secrecy Act, could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil and regulatory enforcement actions. Banks often refuse to provide depository and lending services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store proceeds, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA. We may also be exposed to the foregoing risks.

In February 2014, the United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued the FinCEN Memorandum providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services

All dollar amounts expressed in thousands, except per share amounts

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

If marijuana is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, if cannabis is re- categorized as a Schedule II or other controlled substance, and the resulting re-classification would result in the requirement for FDA approval if medical claims are made for our products such as medical use cannabis, then as a result, such products may be subject to a significant degree of regulation by the FDA and U.S. DEA. In that case, we may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the cultivation, manufacturing or distribution of our anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical or other data than we currently

All dollar amounts expressed in thousands, except per share amounts anticipate in order to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

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

All dollar amounts expressed in thousands, except per share amounts

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

The CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository for clearing and settling trades in the Canadian equity, fixed income and money markets, has indicated that it would refuse to settle trades for cannabis issuers that have investments in the U.S. The TMX Group, the owner and operator of CDS, issued a statement in August 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S., despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time. In February 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with The Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of common shares to make and settle trades. In particular, we would become highly illiquid until an alternative was implemented, as investors would have no ability to effect a trade of securities through the facilities of the applicable stock exchange.

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

All dollar amounts expressed in thousands, except per share amounts

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

Section 280E of the Internal Revenue Code, as amended (the “IRC”), prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). Section 280E drastically increases federal taxes for cannabis businesses operating under state-sanctioned regulatory programs because they are generally not permitted to deduct their operating expenses and are barred from taking standard deductions available to most other businesses. As a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses. The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. We will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and may incur significant tax liabilities due to the application of Section 280E of the IRC. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses. Consequently, there is no certainty that we will not be subject to Section 280E in the future, and accordingly, there is no certainty that the impact that Section 280E has on our margins will ever be reduced.

We, as a Canadian corporation existing under the laws of the Province of British Columbia, generally would be classified as a non-U.S. Corporation under general rules of U.S. federal income taxation. Section 7874 of the IRC, however, contains rules that can cause a non-U.S. Corporation to be taxed as a U.S. corporation (“U.S. Corporation”) for U.S. federal income tax purposes. Under section 7874 of the IRC, a corporation created or organized outside the U.S. (i.e., a non-U.S. Corporation) will nevertheless be treated as a U.S. Corporation for U.S. federal income tax purposes (such treatment is referred to as an “Inversion”) if each of the following three conditions are met: (i) the non-U.S. Corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury Regulations, substantially all of the assets held, directly or indirectly, by a U.S. Corporation, (ii) after the acquisition, the former shareholders of the acquired U.S. Corporation hold at least 80% (by vote or value) of the shares of the non-U.S. Corporation by reason of holding shares of the acquired U.S. Corporation (taking into account the receipt of the non-U.S. Corporation’s shares in exchange for the U.S. Corporation’s shares), and (iii) after the acquisition, the non-U.S. Corporation’s expanded affiliated group does not have substantial business activities in the non-U.S. Corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities. For this purpose, “expanded affiliated group” means a group of corporations where (i) the non-U.S. corporation owns stock representing more than 50% of the vote and value of at least one member of the expanded affiliated group, and (ii) stock representing more than 50% of the vote and value of each member is owned by other members of the group. The definition of an “expanded affiliated group” includes partnerships where one or more members of the expanded affiliated group own more than 50% (by vote and value) of the interests of the partnership. We intend to be treated as a U.S. Corporation for U.S. federal income tax purposes under section 7874 of the IRC and expect to be subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, we are expected, regardless of any application of section 7874 of the IRC, to be treated as a Canadian resident company (as defined in the Income Tax Act) for Canadian income tax purposes. As a result, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

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

No single established operator in the medical and adult-use cannabis industries has yet achieved sustained success with a business model we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

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

The foregoing legalization and growth trends in the cannabis industry have resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

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

An appropriations rider contained in various federal appropriations and spending bills since 2014 (formerly known as the “Rohrabacher-Farr Amendment”); now known as the Joyce Amendment (the “Joyce Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot prosecute medical cannabis operators complying strictly with state medical cannabis laws. The Joyce Amendment does not protect state adult-use businesses, and the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. If the Joyce Amendment expires and is not renewed, federal prosecutors could prosecute even compliant medical cannabis operators for conduct within the five-year statute of limitations. On March 15, 2025, the Joyce Amendment was most recently renewed through September 30, 2025 via a “continuing resolution” that funds the federal government through the end of the government’s fiscal year. While the Joyce Amendment only applies to jurisdictions authorizing medical cannabis-related activities, supportive legislators continue their efforts to amend future appropriations bills to extend the prohibition on the use of federal enforcement funds against the implementation of state cannabis programs regulating cannabis for either medical or adult-use purposes.

All dollar amounts expressed in thousands, except per share amounts

Pursuant to the Joyce Amendment, through September 30, 2025, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

Management has concluded, and the report of our auditors included in this Annual Report on Form 10-K reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this filing. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our common shares and our ability to raise new capital or enter into partnerships. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

During the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to obtain a waiver of financial covenant defaults expected to occur on the 2023 Refinanced Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. As of December 31, 2024, the Company continued to apply the default rate of 25.0% and 24.0% to accrue interest on the 2023 Refinanced Notes and 2023 New Notes, respectively, due to continued noncompliance with financial covenants. See Note 11 — Notes Payable for additional information. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

All dollar amounts expressed in thousands, except per share amounts

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

We are reliant on third-party suppliers to develop and manufacture our products. For example, we source our Inventory from one primary supplier. We have granted a security interest in all of our assets and those of our subsidiaries to this primary supplier to secure our payment obligations. There is no guarantee that we continue to fulfill such obligations and our primary supplier may elect to cease supply of its products to us and may foreclose on our pledged assets. If this primary supplier or any other suppliers that we rely on failed to fulfill their obligations or were to terminate or otherwise materially amend their existing relationship with us, or if their operations were disrupted for any reason, then we may experience a significant interruption or negative change in the availability of key materials necessary for our business. In

All dollar amounts expressed in thousands, except per share amounts such event, there is no guarantee that we would find an alternative supplier on terms acceptable to us, or at all. If we fail to receive a sufficient supply of necessary materials and we are unable to satisfy customer demand for our products then there could be a material adverse effect on our revenue, operating results and operating cash flows.

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

We have significant existing indebtedness. As of December 31, 2024, we had total indebtedness of $72,087. Our indebtedness could have important consequences and significant effects on our business.

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

On February 15, 2023, we issued the 2023 Notes, which mature on February 15, 2027. On May 15, 2023, we issued the 2023 Bridge Notes. On January 28, 2024, we entered into a Debt and Security Agreement with Shenzhen Smoore Technology Limited (the “Debt and Security Agreement”).

The 2023 Notes and the Debt and Security Agreement contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

●	incur additional debt;
●	pay dividends and make other distributions;

All dollar amounts expressed in thousands, except per share amounts

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

The 2023 Notes may be accelerated and all remedies may be exercised by the Note Holders in case of an event of default is declared under these notes, which includes events that customarily constitute an event of default for debt securities of this type as well as upon a change of control. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

We may not be able to generate sufficient cash flow to meet our debt service and repayment requirements and if our lenders exercise their rights in the event of a default it would have material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

The 2023 Notes are subject to prepayment obligations and our ability to service our debt depends on our ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate cash flow from operations to service or to repay these debt obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations or obtain waivers from our debt holders, we would be in default. We cannot provide any assurances that we will have the sufficient capital or be able to raise the necessary amount of capital to repay these obligations, that we will be successful in obtaining waivers for any defaults under these obligations on favorable terms or at all, that any obligations that are convertible will be converted into equity or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on our assets. Accordingly, if our lenders exercise their rights or remedies in the event of a default by us, it would have a material adverse effect on our business, capital, financial condition and prospects and we would likely be forced to seek bankruptcy protection.

Mark Scatterday has significant influence over the Company and may have interests that conflict with those of our other shareholders.

Based on a Schedule 13G/A filing made with the SEC on February 27, 2023, as of that date, Mark Scatterday, who was the CEO of the Company from May 2019 to May 2021 and a director from April 2019 until February 2023, beneficially owned 18.5% of our outstanding common shares, after taking into account his ownership of securities that would convert

All dollar amounts expressed in thousands, except per share amounts into, or are exercisable for, our common shares within 60 days of such date. As a result of his beneficial ownership of our common shares and assuming conversion and exercise of his convertible securities, he has sufficient voting power to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. The interests of Mr. Scatterday may conflict with the interests of other shareholders. Mr. Scatterday’s significant beneficial ownership may also adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.

In addition, Mr. Scatterday, through an affiliated entity, is our largest secured creditor as the holder of approximately $22,899 in the aggregate principal amount of the total principal amount of $46,260 of our outstanding secured promissory notes as of December 31, 2024. As such, Mr. Scatterday has significant influence over our management and policies and may be in a position to determine whether to permit transactions, waive defaults or accelerate our indebtedness. Additionally, Mr. Scatterday, together with the other note holders, has the right to designate two nominees on our board of directors. As a result, the presence of directors nominated by these holders enables them to influence and impact future actions taken by our board of directors.

Our shareholders may experience significant dilution as a result of the issuances of common shares upon exercise of our outstanding warrants or the trigger of the anti-dilution rights under the warrants, and the market price of our common shares could be adversely affected.

As of December 31, 2024, we had outstanding warrants to purchase an aggregate of 91,999,901 common shares. Any future exercises of these warrants will be dilutive to our existing shareholders. The triggering of the anti-dilution rights in the warrants may also result in such securities being exercisable for a significant number of additional common shares and/or exercisable for a reduced exercise price. As a result, the number of shares issuable could prove to be significantly greater than they are currently and could result in substantial dilution to our other shareholders. Sales of substantial amounts of our common shares in the public or private market, a perception in the market that such sales could occur, or the issuance of shares as a result of exercise of the warrants or increase in the issuable securities under the warrants, could adversely affect the market price of our common shares.

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

There is no assurance that our cash flows, and debt or other financing will be sufficient to fund the Company’s operations. As of December 31, 2024 and 2023, the Company had total current liabilities of $87,455 and $76,072, respectively, and cash and cash equivalents of $3,003 and $2,034, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access its available debt financing or access additional debt or other financing. If the Company is unable to achieve targeted operating performance or is unable to access existing debt financing or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of our operations until such time as additional debt or capital financing becomes available. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion regarding its liquidity position.

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

All dollar amounts expressed in thousands, except per share amounts

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

We may be named as a defendant in a lawsuit or regulatory action and may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability, business loss claims, and litigation, including class action lawsuits, such as those regarding the Telephone Consumer Protection Act or the Sherman antitrust act. Any such losses could have a material adverse effect on our business, operations, sales, cash flow and financial condition.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

If significant tariffs or other restrictions are placed on goods imported into the U.S. from China or any related countermeasures are taken by China, our revenue and results of operations may be materially harmed. Currently, the average tariffs on the majority of goods imported from China is approximately 20% which is significantly higher than before additional duties were imposed in 2018. These tariffs apply primarily to our vaporizer and vaporizer accessory products, and as a result, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations where feasible, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

All dollar amounts expressed in thousands, except per share amounts

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

All dollar amounts expressed in thousands, except per share amounts

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

Governance

Board of Directors

The Audit Committee oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. The Company’s Head of Information Technology (“Head of IT”) provides reports on cybersecurity matters, including material risks and threats, annually or more frequently as appropriate to the Board, including to the Audit Committee.

Management

Under the oversight of the Audit Committee, and as directed by the Head of IT, Company management is primarily responsible for the assessment and management of material cybersecurity risks.

The Head of IT brings over a decade of extensive experience in global technology organizations spanning various industries. With a background encompassing more than a decade of expertise in information security, risk management, and compliance, The Head of IT has successfully led cyber security initiatives and ensured compliance with regulatory standards such as the Health Insurance Portability and Accountability Act and The Telephone Consumer Protection Act. The Head of IT is also supported by an Incident Response Team Security Officer (“IRT Security Officer”) who provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents. The Company’s IRT Security Officer has completed rigorous cybersecurity awareness and threat response training and has the skills to develop effective incident response plans and swiftly mitigate emerging cyber threats. The IRT Security Officer enhances the Company’s cybersecurity posture and readiness with expertise in threat detection, incident coordination, and remediation.

All dollar amounts expressed in thousands, except per share amounts

The Head of IT oversees the Company’s cybersecurity incident response plan and related processes designed to assess and manage material risks from cybersecurity threats. The Head of IT also coordinates with the Company’s General Counsel and interim Chief Financial Officer (the “Interim CFO”) to assess and manage material risks from cybersecurity threats. The Head of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.

The Company’s Disclosure Committee, with the assistance of its Cybersecurity Subcommittee, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Interim CFO, General Counsel, Vice President of Investor Relations and Communications, Corporate Controller, and Financial Reporting Manager. The Cybersecurity Subcommittee of the Company’s Disclosure Committee is comprised of, among others, the Company’s Interim CFO, Head of IT, General Counsel, Corporate Controller, and IRT Security Officer.

The Head of IT, or a delegate, informs the Cybersecurity Subcommittee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes. The Cybersecurity Subcommittee is also primarily responsible for advising the Disclosure Committee and the Company’s CEO and Interim CFO regarding cybersecurity disclosures in public filings. The Head of IT, with the General Counsel in attendance, also notifies the Audit Committee chair of any material cybersecurity incidents.

ITEM 2.     PROPERTIES

Leases

The following table sets forth the Company’s principal properties as of December 31, 2024:

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

* Represents total square footage of parcel

All properties are subject to liens by creditors as described in Note 11 — Notes Payable to the consolidated financial statements for the fiscal year ended December 31, 2024.

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

On December 16, 2024, S.K, D.C. and D.G. (the “Named Plaintiffs”) filed a complaint in the United Stated District Court for the Northern District of California against Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. On March 7, 2025, the Named Plaintiffs filed a First Amended Complaint adding Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited as defendants.

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United Stated District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

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

Period	Low Trading Price (C$)	High Trading Price (C$)
Year Ended December 31, 2024
Fourth Quarter Ended December 31, 2024	0.005	0.020
Third Quarter Ended September 30, 2024	0.015	0.025
Second Quarter Ended June 30, 2024	0.025	0.060
First Quarter Ended March 31, 2024	0.025	0.060

Year Ended December 31, 2023
Fourth Quarter Ended December 31, 2023	0.020	0.090
Third Quarter Ended September 30, 2023	0.025	0.095
Second Quarter Ended June 30, 2023	0.025	0.095
First Quarter Ended March 31, 2023	0.050	0.130

The price of the common shares as quoted by the Cboe Canada at the close of business on December 31, 2024, was C$ 0.0050.

The following table indicates the high and low values with respect to trading activity for the common shares on the OTCQX or OTCQB, as applicable, for the periods indicated below (Source: Refinitiv EIKON). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Period	Low Trading Price (US$)	High Trading Price (US$)
Year Ended December 31, 2024
Fourth Quarter Ended December 31, 2024	0.005	0.014
Third Quarter Ended September 30, 2024	0.011	0.022
Second Quarter Ended June 30, 2024	0.020	0.043
First Quarter Ended March 31, 2024	0.021	0.043

Year Ended December 31, 2023
Fourth Quarter Ended December 31, 2023	0.015	0.068
Third Quarter Ended September 30, 2023	0.017	0.070
Second Quarter Ended June 30, 2023	0.023	0.072
First Quarter Ended March 31, 2023	0.035	0.093

All dollar amounts expressed in thousands, except per share amounts

Shareholders

As of February 28, 2025, there are 930 holders of record of common shares and zero holders of record of the Compressed Shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of equity securities during the year covered by this report.

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

The Company operates through two business divisions: Inhalation Technology and Cannabis. The Inhalation Technology division encompasses the Jupiter business, through which the Company sells vape and accessory products and services to regulated markets across 40 states in the U.S., as well as Canada, South America and the European Union. The Cannabis division includes operations in Massachusetts at CAC, in Pennsylvania at Standard Farms PA and in Ohio at Standard Farms OH.

All dollar amounts expressed in thousands, except per share amounts

Through CAC, the Company operates the Taunton Facility, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales. Through this operating facility the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

Through Standard Farms PA, the Company operates a fully licensed integrated cultivation and manufacturing facility specializing in high-quality medical cannabis products such as vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold via wholesale to Pennsylvania customer throughout the Commonwealth. The Company additionally holds a permit for a medical marijuana dispensary.

Through Standard Farms OH’s facility outside Cleveland, Ohio, the Company produces high-quality medical cannabis products from cannabis biomass including tinctures, vape cartridges, syringes, topicals, concentrates and edibles, which are then sold and distributed throughout Ohio via wholesale to other licensed cannabis businesses.

Please refer to Note 20 — Subsequent Events in this Annual Report on Form 10-K for information regarding developments that occurred subsequent to December 31, 2024.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023
Revenues, net	$115,614	$165,956
Cost of goods sold	(95,561)	(141,580)
Gross profit	20,053	24,376
Operating loss	(69,430)	(43,152)
Total other expense	(25,515)	(24,004)
Loss from operations before income tax and non-controlling interest	(94,945)	(67,156)
Net loss before non-controlling interest	(99,670)	(63,817)
Net income attributable non-controlling interest	-	1,433
Net loss attributable to TILT Holdings Inc.	(99,670)	(62,384)

Revenue

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

All dollar amounts expressed in thousands, except per share amounts following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery, depending on the terms of sale with the customer.

Sale of Goods — Cannabis:

Revenue from the direct sale of goods is recognized when the Company transfers control of the goods to the customer. For dispensary sales, this occurs at the point of sale at the dispensary, whereas for wholesale sales this occurs when goods are delivered to the customer.

Revenue for the year ended December 31, 2024 was $115,614, down from $165,956 for the year ended December 31, 2023, reflecting a year-over-year decrease of $50,342 or 30%. The decrease was primarily attributable to Jupiter which decreased revenue by $41,018 or 35%, mainly driven by lower sales volume due to shipping delays from a primary supplier and a lower average price in certain product lines as market prices have decreased compared to the prior year period. Additionally, certain Jupiter customers temporarily transitioned to a direct invoicing model with Jupiter’s primary supplier during the three months ended September 30, 2024, decreasing revenue from those customers while they are on the commission structure. Revenue in the Cannabis division for the year ended December 31, 2024 decreased by $9,324 or 19% year-over-year, mainly in the Company’s Massachusetts and Pennsylvania operations driven primarily by a decrease in wholesale and retail sales volume, partially offset by sales volume growth in Ohio operations.

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

Cost of goods sold for the year ended December 31, 2024 was $95,561, down from $141,580 for the year ended December 31, 2023, reflecting a year-over-year decrease of $46,019 or 33%, primarily due to the decreases in sales volume described above and a decrease in non-cash adjustments to inventory for excess and obsolete products. During the prior year period, there was a shift in the Company’s product strategy in the Cannabis division aimed at better aligning resources and product offerings with trends in customer demand which led the Company to conclude that certain products were obsolete and other products required adjustment to their net realizable value resulting in a larger adjustment to inventory compared to the current period. Further contributing to the year-over-year decrease in cost of goods sold, Jupiter’s average cost per unit decreased in certain product lines, partially offsetting the lower average price described above.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the year ended December 31, 2024 was $20,053, down from $24,376 for the year ended December 31, 2023, which reflects a year-over-year decrease of $4,323 or 18%. The decrease in gross profit was mainly due to the decrease in sales volume at Jupiter, partially offset by increased gross profit from the Cannabis division primarily as a result of the reduction in inventory adjustments for excess and obsolete products and growth in Ohio operations.

Gross margin was 17% and 15% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin was mainly related to the year-over-year decrease in inventory adjustments for excess and obsolete products.

Total Operating Expenses

Total operating expenses primarily consist of costs incurred at the Company’s corporate offices, share-based compensation, personnel costs including wages and employee benefits, professional service costs including accounting

All dollar amounts expressed in thousands, except per share amounts and legal expenses, rental costs associated with certain of the Company’s offices and facilities, insurance expenses, costs associated with advertising and marketing the Company’s products and other general and administrative expenses which support the Company’s business.

The following is a summary of the Company’s operating expenses derived from the consolidated financial statements of the Company for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Wages and benefits	$17,704	$21,120
General and administrative	12,571	17,692
Sales and marketing	593	1,163
Share-based compensation expense (benefit)	83	(1,665)
Depreciation and amortization	15,439	16,618
Impairment loss and loss on disposal of assets	43,093	12,600
Total operating expenses	$89,483	$67,528

Total operating expenses for the year ended December 31, 2024 was $89,483, an increase of $21,955 or 33% year-over-year from $67,528. The increase was primarily in impairment loss related to impairment testing of long-lived intangible assets. Additionally, there was an increase in share-based compensation expense mainly related to the benefit for the year ended December 31, 2023 that was predominantly due to the forfeiture of equity awards by the Company’s former CEO and the reversal of share-based compensation related to a CGSF consulting project as the Company determined that certain performance milestones were no longer probable. See Note 14 – Shareholders’ Equity for further details. Partially offsetting the foregoing, cost reduction strategies led to year-over-year decreases in general and administrative expense, wages and benefits, and sales and marketing expense. The reduction in general and administrative expense was primarily driven by reduced utilization of 3rd party service providers, and a decrease in bad debt, while the decrease in wages and benefits was mainly due to a reduction in headcount from 358 to 313. Additionally, depreciation and amortization decreased mainly due to the impairment of certain assets.

Impairment Losses

Impairment losses for the year ended December 31, 2024 were $43,093, an increase of $30,493 year-over-year from $12,600. The increase was primarily due to long-lived intangible assets impairment. During December 2024, there were indications that the carrying amount of the Jupiter asset group may not be recoverable due to changes in cannabis market conditions, shifts in the current capital market environment and a decline in actual results compared to projected results. As a result, a test of the Jupiter asset group was performed which then indicated the fair value was less than carrying value resulting in an impairment charge of $27,299. Additionally, during the three months ended June 30, 2024, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. Consequently, a test of CAC assets was performed which indicated the fair value of this asset group was less than the carrying value resulting in an impairment charge of $15,678 for the three months ended June 30, 2024.

The impairment loss in the year ended December 31, 2023 was mainly driven by the impairment of goodwill and intangible assets at Standard Farms PA following annual impairment testing wherein the carrying amount of the reporting unit exceeded its fair value resulting in an impairment charge of the remaining goodwill balance for the reporting unit of $3,030 and an impairment loss of $4,179 related to its license rights. Additionally, there was an impairment expense of $3,994 of certain fixed assets, ROU assets and leasehold improvements related to the reduction in operating capacity of certain Massachusetts retail operations, a $737 impairment expense related to the write-down of a management contract, a $325 write-down of certain assets held for sale to their fair market value and $335 impairment expense related to various property, plant and equipment impairment charges.

All dollar amounts expressed in thousands, except per share amounts

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Interest income	$4	$-
Other income	874	128
Gain (loss) on sale of assets and membership interests	-	8,882
Unrealized loss on investment	(1)	(6,401)
Loan receivable losses	-	(5,602)
Interest expense	(26,388)	(20,999)
Loss on foreign currency exchange	(4)	(12)
Total other expense	$(25,515)	$(24,004)

Other expense for the year ended December 31, 2024 was $25,515, an increase of $1,511 from other expense of $24,004 for the year ended December 31, 2023, primarily due to a decrease in gain on sale of assets and membership interests as there was no sale of assets or membership interests during the current period as compared to the prior year period wherein the Company completed the sale-leaseback of the Company’s White Haven Facility described in Note 5 – Property, Plant & Equipment and Assets Held for Sale. Additionally, there was an increase in interest expense mainly driven by the compounding of interest on the 2023 Notes, interest expense related to the Guaranty described in Note 10 – Accounts Payable and Accrued Liabilities, and interest expense related to the 2024 Standard Farms Loan described in Note 11 – Notes Payable. Although the company has applied the default interest rate to the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default under these notes and the Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. See Note 11 – Notes Payable for further details.

Partially offsetting the foregoing, unrealized loss on investment decreased compared the prior year period wherein the Company wrote down the value of its holdings of HERBL Inc. (“HERBL”) class B common shares to zero following HERBL entering receivership in June 2023, whereas the Company had no such material write-down during the current period. Further offsetting the increases in other expenses there was no loss on loans receivable during the period based on the Company’s current expected credit losses (“CECL”) analysis of loans receivable, and other income increased, mainly driven by supplier credits, reimbursements from certain vendors and miscellaneous income.

Income Tax (Expense) Benefit

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the IRC under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the year ended December 31, 2024 was $4,725, an increase of $8,064 from income tax benefit of $3,339 for the year ended December 31, 2023. See Note 16 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded a net loss of $99,670 for the year ended December 31, 2024 compared to net loss of $62,384 for the prior year, for an increase in net loss of $37,286 primarily driven by the $21,955 increase in operating expense which was predominantly due to the $30,493 increase in non-cash impairment loss, the $8,064 increase in income tax expense, the $4,323 decrease in gross profit, and $1,511 increase in other expense.

All dollar amounts expressed in thousands, except per share amounts

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Sources and Uses of Cash

The Company’s balance of cash and cash equivalents was $3,003 as of December 31, 2024. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest as further described in Liquidity Risk below; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company is an early-stage growth company, generating cash primarily from revenue derived from the sale of its products, and third-party debt.

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

The following are some of the significant sources and uses of cash during 2024 outside of the Company’s operating activities and regular capital expenditures:

●	On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500, extend the maturity date to July 21, 2024 and provide for automatic renewal for successive one-year terms unless terminated by either party. On October 3, 2024, the Company entered into the Revolving Facility Amendment which amended, among various provisions, the borrowing capacity from $12,500 to $6,000. See Note 11 – Notes Payable for further detail. Total proceeds from and repayments on the Revolving Facility for the year ended December 31, 2024 were $76,738 and $77,080, respectively.
●	On May 2, 2024, the Company entered into the 2024 Standard Farms Loan. The Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $99,679 during the year ended December 31, 2024 and has an accumulated deficit of $1,125,757 as of December 31, 2024. Additionally, as of December 31, 2024, the Company had negative working capital of $46,608, compared to negative working capital of $19,798 as of December 31, 2023. The decrease in working capital year-over-year was primarily driven by higher interest, a decrease in inventories driven by the Company’s shift to an asset-light model with a focus on just-in-time production and shipping, and decreased trade receivables driven mainly by lower revenue.

All dollar amounts expressed in thousands, except per share amounts

The following events had a significant impact on liquidity during the years ended December 31, 2024 and 2023:

On May 2, 2024, Standard Farms PA entered into the 2024 Standard Farms Loan. Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth. The Standard Farms PA permit will allow the construction and operation of up to three Retail Locations. Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s Location Opening Date. On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 11 — Notes Payable for additional information.

On October 3, 2024, the Company entered into the Revolving Facility Amendment through its subsidiary Jupiter. The Revolving Facility Amendment amended the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

As of December 31, 2024, the Company continued to apply the default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 24.0%.

On February 15, 2023 the Company and the Subsidiary Borrowers, entered into the 2019 Junior Notes NPA with the Noteholder Representative on behalf of the Note Holders and refinanced $38,000 in aggregate principal amount of the 2023 Refinanced Notes. Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured the 2023 New Notes in the aggregate principal amount of $8,260 to the Note Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. See Note 11 — Notes Payable for additional information.

On February 15, 2023, the Company completed its previously announced Pennsylvania Transaction with IIP that included the sale of its White Haven Facility.

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%. On July 21, 2024, the maturity date of the Revolving Facility automatically extended one year to July 21, 2025. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement which amended, among various provisions, the borrowing capacity from $12,500 to $6,000. See Note 11 — Notes Payable for additional information.

In the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing to satisfy the transition of the new payment terms and provide working capital for the business. On May 15, 2023, the Company and its subsidiaries issued the 2023 Bridge Notes. The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 which started July 1, 2023. The 2023 Bridge Notes bore interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023. As of August 30, 2023, the Company paid off the 2023 Bridge Notes before the maturity date, retiring the notes with no further obligations.

The issuance of the 2023 Bridge Notes required the Company to obtain a waiver for financial covenant defaults expected to occur for the refinanced $38,000 in aggregate principal amount of the 2023 Refinanced Notes and $8,260 in

All dollar amounts expressed in thousands, except per share amounts aggregate principal of private placement secured the 2023 New Notes. As a result of the waiver, the Company paid default interest rates on its 2023 Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% beginning June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the October Forbearance Agreement with the Noteholder Representative on behalf of the Note Holders. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% beginning September 30, 2023.

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) applicable to the first and second fiscal quarter of 2021 totaling $3,615. The Company has not yet received approval or denial from the IRS. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

On September 1, 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company derecognized its noncontrolling interest in CGSF of $1,267 and a related party note payable of $350, which resulted in a gain of $483. This gain is included in gain (loss) on sale of assets and membership interests on the condensed consolidated statements of operations and comprehensive loss.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings or completing other strategic transactions as necessary; and (vi) deferring principal and interest payments on the notes payable.

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these consolidated financial statements. However, as of December 31, 2024, the Company continued to apply a default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to noncompliance with financial covenants and the 2023 New Notes remain at the default interest rate of 24.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the consolidated financial statements:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(189)	$5,367
Net cash (used in) provided by investing activities	(742)	13,170
Net cash provided by (used in) financing activities	1,913	(18,691)
Effect of foreign exchange on cash and cash equivalents	(11)	(14)
Net changes in cash and cash equivalents	$971	$(168)

For the year ended December 31, 2024, cash was provided by (used in):

●	Operating activities: ($189). The cash flow from operating activities for the year ended December 31, 2024 decreased $5,556 as compared to the year ended December 31, 2023. The decrease was primarily driven by changes in working capital including a decrease in customer prepayments.
●	Investing activities: ($742). The cash flow from investing activities for the year ended December 31, 2024 decreased $13,912 as compared to the year ended December 31, 2023. The decrease was mainly driven by a decrease in proceeds from asset sales and divestitures during the current period as compared to the prior year period in which the Company collected proceeds from the sale of property, plant and equipment in the Pennsylvania Transactions described in Note 5 – Property, Plant and Equipment and Assets Held for Sale and proceeds from the CGSF/SFNY Divestiture described in Note 11 – Notes Payable.
●	Financing activities: $1,913. The cash flow from financing activities for the year ended December 31, 2024 increased $20,604 as compared to the year ended December 31, 2023. The increase was mainly driven by a decrease in cash used in repayments compared to the prior year period wherein the Company made repayments related to the retiring of the senior secured promissory notes issued on November 1, 2019 and the refinancing that resulted in the 2023 Refinanced Notes. Additionally the timing of repayments on the Revolving Facility in the prior year period compared to the current period and an increase in proceeds from the 2024 Standard Farms Loan contributed to the increase in cash provided by financing activities.

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

All dollar amounts expressed in thousands, except per share amounts

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control. As of December 31, 2024, the Company was subject to interest rate risk in connection with the Revolving Facility, the 2023 Refinanced Notes, and the 2023 New Notes, all of which bear interest at variable rates.

Currency Risk

The operating results and financial position of the Company are reported in U.S. dollars. Some of the Company’s financial transactions are denominated in currencies other than the U.S. dollar. The results of the Company’s operations are subject to currency transaction and translation risks. The Company’s exposure to currency risk is minimal.

For the years ended December 31, 2024 and 2023, the Company had no hedging agreements in place with respect to foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s trade receivables, advances for acquisition targets and loans receivable. The carrying amounts for these financial assets represent their maximum credit exposure to the Company.

•Trade Receivables

The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Accounts receivable related to online sales are held in reputable merchant accounts and are typically received within a short period of time between 45-60 days. Additionally, the Company assesses the risk that accounts may not be collectible and has an allowance for doubtful accounts that reflects our assessment of CECL as of the reporting date. As of December 31, 2024 and December 31, 2023, the Company was not materially exposed to any significant credit risk related to counterparty performance of outstanding trade receivables.

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

At each reporting date, the Company assesses whether loans receivables are credit impaired by applying the guidance in ASC 326, Financial Instruments — Credit Losses. A financial asset is ‘credit impaired’ when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or amounts being past due.

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

All dollar amounts expressed in thousands, except per share amounts

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

Impairment of Other Long-lived Assets

The assessment of any impairment of other long-lived assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions, the useful lives of assets, and estimates used to measure impairment losses. The recoverable value of these assets is determined using present value techniques, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

Goodwill and Indefinite Life Intangible Asset Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2024.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its CEO and Interim CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in 2024, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024.

All dollar amounts expressed in thousands, except per share amounts

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

All dollar amounts expressed in thousands, except per share amounts

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance as of December 31, 2024:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities remaining
	outstanding options,	price of outstanding options,	available for future issuance
Plan Category	warrants and rights	warrants and rights	under equity compensation plans(1)
Equity compensation plans approved by security holders	28,109,107	$0.12	15,636,899
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	28,109,107	$0.12	15,636,899

_____________

(1)	The maximum number of common shares issuable upon the vesting or exercise of awards granted under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”) is 60,000,000.

Other information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

All dollar amounts expressed in thousands, except per share amounts

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2*

Assignment Agreement dated February 22, 2021 between SH Finance Company, LLC and Teneo Fund SPVi LLC(incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022).

10.3†

Junior Secured Note Purchase Agreement dated November 1, 2019 between Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., [***] and the purchasers named on the Schedule of Purchasers attached thereto (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on June 29, 2022) .

Exhibit No.	Description of Exhibit

10.4†

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

10.5†

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

10.8+

TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.9+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Amended and Restated Stock Option Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.10+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Restricted Stock Unit Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.11+

Form of TILT Holdings Inc. Amended and Restated 2018 Stock and Incentive Plan Performance Stock Unit Award Agreement (as last amended on April 25, 2023) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

10.12+

TILT Executive Employment Agreement dated November 29, 2022 by and between TILT Holdings Inc. and Brad Hoch (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2022).

10.13+#

Employment Agreement dated September 26, 2023, by and between TILT Holdings Inc. and Tim Conder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.14+

Executive Employment Agreement, dated September 24, 2021, by and between TILT Holdings Inc. and Mark Higgins (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed with the SEC on March 22, 2024).

10.15+

Amendment to Executive Employment Agreement, dated December 1, 2022, by and between TILT Holdings Inc. and Mark Higgins (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on March 22, 2024).

Exhibit No.	Description of Exhibit

10.16†#

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

10.17†#

Unmarked Form of Secured Note Purchase Agreement, dated as of November 1, 2019, as amended by that First Amendment to Secured Note Purchase Agreement dated February 15, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.18†

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

10.19†

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

10.20†

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

10.21†

Amended and Restated Canadian Security Agreement dated February 15, 2023, by TILT Holdings Inc., and in favor of Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 16, 2023).

10.22#

Trademark Security Agreement dated February 15, 2023, by and among TILT Holdings Inc., Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 16, 2023).

10.23#

Canadian Trademark Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 16, 2023).

10.24#

Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 16, 2023).

10.25#

Canadian Patent Security Agreement dated February 15, 2023, by and between Jupiter Research, LLC and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 16, 2023).

10.26†	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 16, 2023).
10.27†	Form of Promissory Note (AP Note) (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on February 16, 2023).
10.28

Limited Waiver and Continued Forbearance Agreement dated October 2, 2023 by and among Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jupiter Research, LLC, TILT Holdings Inc., and Jordan Geotas, as noteholder representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023).

Exhibit No.	Description of Exhibit

10.29*

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

10.30*

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

10.31

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

10.32

Subordination and Intercreditor Agreement, dated January 28, 2024, by and between Entrepreneur Growth Capital LLC, Jordan Geotas, Shenzhen Smoore Technology Limited, and Jupiter Research, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.33*

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

10.34*

Equity Pledge Agreement, dated January 28, 2024, by Jimmy Jang, L.P. in favor of Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.35+

Side Letter Agreement, dated April 19, 2024, by and between TILT Holdings Inc. and Tim Conder (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.36*

Secured Promissory Note, dated May 2, 2024, by and between Standard Farms LLC and Lender (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.37†*

Consent, Collateral Release and Subordination Agreement, dated May 2, 2024, by and between Standard Farms LLC, Baker Technologies, Inc., New Lender, Shenzhen Smoore Technology Limited, and Jordan Geotas, acting on behalf of himself and as noteholder representative (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.38*

Security Agreement, dated May 2, 2024, by and between Standard Farms LLC, and Baker Technologies, Inc., in favor of Lender (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.39†

Separation Agreement dated October 25, 2024 by and between TILT Holdings Inc. and Nathaniel Christopher Kelly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.40

Amendment Number One to Side Letter Agreement, dated July 19, 2024, by and between TILT Holdings Inc., Jimmy Jang, L.P., Baker Technologies, Inc., Commonwealth Alternative Care, Inc., Jimmy Jang Holdings, Inc, JJ Blocker Co., SFNY Holdings, Inc., Sea Hunter Therapeutics, LLC, Standard Farms Ohio LLC, Standard Farms LLC, SH Finance Company, LLC, Jupiter Research, LLC and Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

Exhibit No.	Description of Exhibit

10.41#

Asset Purchase Agreement dated January 28, 2025, by and among Commonwealth Alternative Care Inc. and In Good Health Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2025).

16.1	Letter from MGO, dated July 8, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024).
21.1	List of Subsidiaries of TILT Holdings Inc. (filed herewith).
23.1	Consent of Haynie & Company LLP (filed herewith).
23.2	Consent of Macias Gini & O’Connell LLP (filed herewith).
24.1	Power of Attorney (included on signature pages)
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

Date: April 10, 2025	TILT HOLDINGS INC.

By:	/s/ Tim Conder
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

/s/ Tim Conder	Chief Executive Officer and Director	April 10, 2025
Tim Conder	(Principal Executive Officer)

/s/ Brad Hoch	Interim Chief Financial Officer	April 10, 2025
Brad Hoch	(Principal Financial Officer)

/s/ John Barravecchia	Director	April 10, 2025
John Barravecchia

/s/ Marshall Horowitz	Director	April 10, 2025
Marshall Horowitz

/s/ George Odden	Director	April 10, 2025
George Odden

/s/ Arthur Smuck	Director	April 10, 2025
Arthur Smuck

TILT HOLDINGS INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 457)

To the Shareholders and the Board of Directors of TILT Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TILT Holdings Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2024, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced operating losses since its inception, incurred a comprehensive loss during the year, had negative working capital and was not in compliance with certain payment obligations and covenants under notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company PCAOB #0457

Salt Lake City, Utah

April 10, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and the Board of Directors of TILT Holdings, Inc.

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

Emphasis of Matter - Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Macias Gini & O’Connell LLP

We served as the Company's auditor from 2021 to July 2024

San Jose, California

March 22, 2024, except for Reportable Segments and Revenue in Note 19, as to which date is April 10, 2025

TILT HOLDINGS INC.

Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$3,003	$2,034
Restricted cash	1,300	1,298
Trade receivables, net	11,904	17,919
Inventories	22,505	32,908
Prepaid expenses and other current assets	2,135	2,115
Total current assets	40,847	56,274

Non-current assets
Property, plant and equipment, net	30,733	51,185
Right-of-use assets – finance, net	1,459	2,242
Right-of-use assets – operating, net	11,941	12,296
Investments	—	1
Intangible assets, net	44,549	84,801
Loans receivable	916	1,066
Deferred tax asset	—	3,657
Goodwill	17,721	17,721
Other assets	3,158	1,945
TOTAL ASSETS	$151,324	$231,188

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$51,895	$49,098
Income taxes payable	2,815	2,564
Deferred revenue	3,143	6,083
Finance lease liability, current portion	1,146	1,203
Operating lease liability, current portion	120	72
Notes payable, current portion	28,336	17,052
Total current liabilities	87,455	76,072

Non-current liabilities
Finance lease liability, net of current portion	2,022	3,041
Operating lease liability, net of current portion	12,695	12,743
Notes payable, net of discount, net of current portion	43,751	35,108
Massachusetts lease liability	41,556	40,774
Deferred tax liability	697	—
Other liabilities	350	1,057
TOTAL LIABILITIES	188,526	168,795

Shareholders’ (deficit) equity
Common shares, without par value, unlimited shares authorized, 391,231,496 and 384,833,546 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	856,243	856,422
Additional paid-in capital	226,242	225,250
Warrants	5,106	5,835
Accumulated other comprehensive income	964	973
Accumulated deficit	(1,125,757)	(1,026,087)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(37,202)	62,393
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$151,324	$231,188

The accompanying notes are an integral part of these consolidated financial statements

TILT HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2024	2023
Revenues, net	$115,614	$165,956
Cost of goods sold	(95,561)	(141,580)
Gross profit	20,053	24,376

Operating expenses:
Wages and benefits	17,704	21,120
General and administrative	12,571	17,692
Sales and marketing	593	1,163
Share-based compensation expense (benefit)	83	(1,665)
Depreciation and amortization	15,439	16,618
Impairment loss and loss on disposal of assets	43,093	12,600
Total operating expenses	89,483	67,528
Operating loss	(69,430)	(43,152)

Other income (expense):
Interest income	4	—
Other income	874	128
Gain on sale of assets and membership interests	—	8,882
Unrealized loss on investment	(1)	(6,401)
Loan receivable losses	—	(5,602)
Interest expense	(26,388)	(20,999)
Loss on foreign currency exchange	(4)	(12)
Total other expense	(25,515)	(24,004)
Loss from operations before income tax and non-controlling interest	(94,945)	(67,156)

Income taxes
Income tax (expense) benefit	(4,725)	3,339
Net loss before non-controlling interest	(99,670)	(63,817)
Less: Net income attributable to non-controlling interest	—	1,433
Net loss attributable to TILT Holdings Inc.	$(99,670)	$(62,384)

Other comprehensive loss
Net loss before non-controlling interest	$(99,670)	$(63,817)
Foreign currency translation differences	(9)	(15)
Comprehensive loss before non-controlling interest	(99,679)	(63,832)
Less: Net income attributable to non-controlling interest	—	1,433
Comprehensive loss attributable to TILT Holdings Inc.	$(99,679)	$(62,399)

Weighted average number of shares outstanding:
Basic and diluted	388,705,737	379,578,134
Net loss per common share attributable to TILT Holdings Inc.
Basic and diluted	$(0.26)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

TILT HOLDINGS INC.

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other			Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Non-Controlling	(Deficit) Equity
	Shares	Amount	Paid in Capital	Warrants	Income (Loss)	Deficit	Interest	Total
Balance - December 31, 2022	377,515,391	$858,143	$225,127	$796	$988	$(963,703)	$166	$121,517
Share-based compensation	—	—	56	—	—	—	—	56
Warrants expired	—	—	67	(67)	—	—	—	—
Issuance and vesting (forfeiture) of restricted share units	7,318,155	(487)	—	—	—	—	—	(487)
Shares reserved for contingent consideration	—	(1,234)	—	—	—	—	—	(1,234)
Warrants issued as part of debt modification	—	—	—	5,106	—	—	—	5,106
CGSF/SFNY Divestiture	—	—	—	—	—	—	1,267	1,267
Comprehensive loss for the period	—	—	—	—	(15)	(62,384)	(1,433)	(63,832)
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$—	$62,393
Share-based compensation	—	—	263	—	—	—	—	263
Warrants expired	—	—	729	(729)	—	—	—	—
Issuance and vesting (forfeiture) of restricted share units	6,397,950	(179)	—	—	—	—	—	(179)
Comprehensive loss for the period	—	—	—	—	(9)	(99,670)	—	(99,679)
Balance - December 31, 2024	391,231,496	$856,243	$226,242	$5,106	$964	$(1,125,757)	$—	$(37,202)

The accompanying notes are an integral part of these consolidated financial statements

TILT HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(99,670)	$(63,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	1	6,401
(Gain) loss on sale of assets and other	(717)	(8,795)
Depreciation and amortization	19,255	21,552
Amortization of operating lease right-of-use assets	2,809	2,587
Payments on operating lease liability	(2,455)	—
Change in allowance for doubtful accounts	(274)	677
Deferred tax	4,354	(5,030)
Share-based compensation expense (benefit)	83	(1,665)
Accretion of debt discount	1,756	2,287
Loan receivable losses	—	5,602
Impairment loss and loss on disposal of assets	43,093	12,600
Inventory adjustments	1,024	7,554
Non-cash interest expense	16,632	5,435
Net change in working capital items:
Trade receivables, net	6,315	8,102
Inventories	7,063	12,447
Prepaid expenses and other current assets	424	(628)
Accounts payable and accrued liabilities	2,807	(1,850)
Income tax payable	251	1,585
Deferred revenue	(2,940)	323
Net cash (used in) provided by operating activities	(189)	5,367

Cash flows from investing activities:
Purchases of property, plant, and equipment	(892)	(713)
Proceeds from sale of property, plant and equipment	—	15,000
Repayment of loan receivable, net of advances	150	(2,517)
Proceeds from CGSF/SFNY Divestiture	—	1,400
Net cash (used in) provided by investing activities	(742)	13,170

Cash flows from financing activities:
Payments on financing lease liability	(1,070)	(3,239)
Repayments on notes payable and Massachusetts Lease Liability	—	(15,116)
Repayments on Revolving Facility	(77,080)	(125,991)
Debt issuance costs	—	(1,507)
Proceeds from Revolving Facility	76,738	119,568
Proceeds from 2024 Standard Farms Loan	3,325	—
Proceeds from notes payable and Massachusetts Lease Liability	—	4,000
Proceeds from Employee Retention Credit	—	3,594
Net cash provided by (used in) financing activities	1,913	(18,691)

Effect of foreign exchange on cash and cash equivalents	(11)	(14)

Net change in cash and cash equivalents and restricted cash	971	(168)

Cash and cash equivalents and restricted cash, beginning of year	3,332	3,500

Cash and cash equivalents and restricted cash, end of year	$4,303	$3,332

Supplemental disclosures of non-cash investing and financing activities:
Increases to right-of-use assets related to Ohio facility	$80	$—
Increases to operating lease liability related to Ohio facility	$80	$—
Decrease in inventory related to the 2024 Standard Farms Loan	$2,316	$—
Increase in other assets related to the 2024 Standard Farms Loan	$1,654	$—
Increase in notes payable, discount related to the 2024 Standard Farms Loan	$662	$—
2023 Refinanced Notes interest paid-in-kind	$15,185	$—
Increases to right-of-use assets related to Pennsylvania Transaction	$—	$11,974
Increase to operating lease liability related to Pennsylvania Transaction	$—	$11,880
Reclassification from accounts payable and accrued liabilities to notes payable related to 2023 New Notes (see Note 11)	$—	$8,260
Warrants issued related to 2023 Notes (equity classified)	$—	$5,106
Noteholder representative fee related to 2023 Refinanced Notes	$—	$1,620
Non-cash debt issuance cost	$—	$500

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,101	$13,690
Cash paid for income taxes	$121	$22

The accompanying notes are an integral part of these consolidated financial statements

1. Nature of Operations

TILT Holdings Inc. (“TILT” or the “Company”) is a business solutions provider to the global cannabis industry offering a diverse range of value-added products and services to industry participants. Through a portfolio of companies providing technology, hardware, cultivation and production, TILT services brands and cannabis retailers in regulated markets across 40 states in the United States (“U.S.”), as well as Canada, South America, and the European Union.

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

The following are the Company’s major consolidated entities and the ownership interest in each that are included in these consolidated financial statements for the years ended December 31, 2024 and 2023:

		Ownership Percentage
Major Subsidiaries	Place of Incorporation	2024	2023
Jimmy Jang Holdings, Inc.	British Columbia	100%	100%
Jimmy Jang, L.P.	Delaware	100%	100%
Jupiter Research, LLC	Arizona	100%	100%
Baker Technologies, Inc.	Delaware	100%	100%
Standard Farms LLC	Pennsylvania	100%	100%
Standard Farms Ohio, LLC	Ohio	100%	100%
Sea Hunter Therapeutics, LLC	Delaware	100%	100%
Commonwealth Alternative Care, Inc.	Massachusetts	100%	100%
SFNY Holdings, Inc.	Delaware	100%	100%
CGSF Group, LLC	Delaware	0%	0%

On September 1, 2023, due to a strategic shift to focus on the Company’s core business, the Company divested its investment interests in its joint venture in Standard Farms New York LLC (“SFNY”) pursuant to a membership interest purchase agreement (“MIPA”) by and among SFNY Holdings Inc. (“SFNY Holdings”), SFNY, each wholly owned subsidiaries of the Company, and CGSF Investments, LLC (“CGSF”), a wholly owned subsidiary of PowerFund Holdings II LLC (the “CGSF/SFNY Divestiture”). See Note 11 — Notes Payable for additional information.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $99,679 during the year ended December 31, 2024 and has an accumulated deficit of $1,125,757 as of December 31, 2024. Additionally, as of December 31, 2024, the Company had negative working capital of $46,608 compared to negative working capital of $19,798 as of December 31, 2023. The decrease in working capital year-over-year was primarily driven by higher interest, a decrease in inventories driven by the Company’s shift to an asset-light model with a focus on just-in-time production and shipping, and decreased trade receivables driven mainly by lower revenue.

The following events had a significant impact on liquidity during the years ended December 31, 2024 and 2023:

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the

All dollar amounts expressed in thousands, except per share amounts

Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. See Note 11 — Notes Payable for additional information.

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

As of December 31, 2024, the Company continued to apply the default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1% annual increase pursuant to the first amendment to the 2019 Junior Notes NPA (the “NPA Amendment”), as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. The 2023 New Notes remain at the default interest rate of 24.0%.

On February 15, 2023, the Company and its subsidiaries Jimmy Jang, L.P. (“JJ LP”), Baker Technologies, Inc. and subsidiaries (collectively, “Baker”), Commonwealth Alternative Care (“CAC”), and Jupiter (collectively, the “Subsidiary Borrowers”), entered into the NPA Amendment to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”) with Jordan Geotas, as the noteholder representative (the “Noteholder Representative”) on behalf of the noteholders under the 2019 Junior Notes NPA (the “Note Holders”) and refinanced $38,000 in aggregate principal amount of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”). Pursuant to the NPA Amendment, the Subsidiary Borrowers also issued by way of private placement secured promissory notes (the “2023 New Notes”) in the aggregate principal amount of $8,260 to the Note Holders with a maturity date of February 15, 2027. The consideration for the 2023 New Notes was paid by an offset of an existing unsecured obligation owed by the Subsidiary Borrowers to the Note Holders. See Note 11 — Notes Payable for defined terms and additional information.

On February 15, 2023, the Company completed its previously announced sale-leaseback transaction with Innovative Industrial Properties, Inc. (“IIP”) pertaining to its White Haven, Pennsylvania facility (“White Haven Facility”) for $15,000 with net proceeds used towards repayment of debt and working capital (the “Pennsylvania Transaction”).

On March 13, 2023, the Company, through its subsidiary Jupiter, entered into an amendment to its existing $10,000 Revolving Facility to increase the amount available under the Revolving Facility to $12,500 and extend the maturity date to July 21, 2024. The Revolving Facility bears interest at the prime rate plus 3%. On July 21, 2024, the maturity date of the Revolving Facility automatically extended one year to July 21, 2025. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement which amended, among various provisions, the borrowing capacity from $12,500 to $6,000. See Note 11 — Notes Payable for defined terms and additional information.

In the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing to satisfy the transition of the new payment terms and provide working capital for the business. On May 15, 2023, the Company and its subsidiaries issued senior secured promissory notes in the aggregate principal amount of $4,500 (the “2023 Bridge Notes”). The 2023 Bridge Notes provided gross cash proceeds of $4,000 with an original issue discount of $500 and require monthly payments of $750 which started July 1, 2023. The 2023 Bridge Notes bore interest at the greater of 16% or the prime rate plus 8.5%, payable monthly, with a maturity date of December 1, 2023. As of August 30, 2023, the Company paid off the 2023 Bridge Notes before the maturity date, retiring the notes with no further obligations.

The issuance of the 2023 Bridge Notes required the Company to obtain a waiver for financial covenant defaults expected to occur for the refinanced $38,000 in aggregate principal amount of the 2023 Refinanced Notes and $8,260 in aggregate principal of private placement secured the 2023 New Notes. As a result of the waiver, the Company paid default

All dollar amounts expressed in thousands, except per share amounts interest rates on its 2023 Refinanced Notes and 2023 New Notes (collectively, the “2023 Notes”), which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% beginning June 30, 2023. On October 2, 2023, the Company and the Subsidiary Borrowers entered into the Limited Waiver and Continued Forbearance Agreement (the “October Forbearance Agreement”) with the Noteholder Representative on behalf of the Note Holders. The October Forbearance Agreement reduced the interest rate on the 2023 Refinanced Notes to 17.0% beginning September 30, 2023.

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) applicable to the first and second fiscal quarter of 2021 totaling $3,615. The Company has not yet received approval or denial from the IRS. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition LLC. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

On September 1, 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company derecognized its noncontrolling interest in CGSF of $1,267 and a related party note payable of $350, which resulted in a gain of $483. This gain is included in gain on sale of assets and membership interests on the consolidated statements of operations and comprehensive loss.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products across all operating segments; (ii) reducing production and operational costs as a result of efficiencies in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings or completing other strategic transactions as necessary; and (vi) deferring principal and interest payments on the notes payable.

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these consolidated financial statements. However, as of December 31, 2024, the Company continued to apply a default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to noncompliance with financial covenants and the 2023 New Notes remain at the default interest rate of 24.0%. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

Functional Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. These consolidated financial statements are presented in U.S. dollars. All references to “C$” refer to Canadian dollars.

Foreign Currency Translation

Foreign currency transactions are translated into the functional currency using the exchange rates at the dates of the transactions. Foreign currency exchange gains or losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at year end exchange rates, are generally recognized in profit or loss. They are deferred in equity if they are attributable to part of the net investment in a foreign operation.

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

The results and financial position of foreign operations (none of which has the currency of a hyperinflationary economy) that have a functional currency different from the Company’s presentation currency are translated into the presentation currency as follows:

●	assets and liabilities for each consolidated balance sheet presented are translated at the closing rate at the date of that statement of the consolidated balance sheets.
●	income and expenses for each statement of operations and comprehensive loss presented are translated at average exchange rates (unless this is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and
●	all resulting exchange differences are recognized as a component of accumulated other comprehensive loss in shareholders’ deficit.

On consolidation, exchange differences arising from the translation of any net investment in a subsidiary with a different functional currency are recognized as a component of accumulated other comprehensive loss, in shareholders’ deficit. When a subsidiary with a different functional currency is sold, the associated exchange differences are reclassified to profit or loss, as part of the gain or loss on sale.

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

All dollar amounts expressed in thousands, except per share amounts

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

Restricted Cash

The Company had $1,300 and $1,298 in restricted cash as of December 31, 2024 and 2023, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,255 and $1,253 as of December 31, 2024 and 2023, respectively.

Trade Receivables

The Company reports trade receivables at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company’s trade receivables are short-term and similar in nature. The Company maintains an allowance for credit losses based on its assessment of historical information, current economic conditions, and reasonable supportable forecasts.

As of December 31, 2024 and 2023, the allowance for credit losses was $897 and $1,171, respectively.

Loans Receivable

The Company’s loans receivable are reported at amortized cost, net of an allowance for credit losses. Credit losses are measured by the Company on a probability-weighted basis based on historical experience, current conditions and reasonable and supportable forecasts. Our assessment includes a variety of factors, including underlying credit, relative maturity dates of the loans, economics considerations, as well as ongoing legal and other regulatory developments in the industry. This process includes consideration for the assumed recovery rate from underlying collateral, with adjustments for time value of money and estimated costs for obtaining and selling the collateral. As of December 31, 2024 and 2023, the allowance for credit losses was $4,556 and $7,902, respectively.

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

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to

All dollar amounts expressed in thousands, except per share amounts its net realizable value through a charge to cost of goods sold. The Company recognized inventory cost adjustments of $1,024 and $7,554 during the years ended December 31, 2024 and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists primarily of prepaid amounts for insurance and other expenses, deposits, and vendor prepayments.

Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment losses as applicable. The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for the intended use and borrowing costs on qualifying assets. During their construction, items of property, plant and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant and equipment and depreciation on the item commences. No such assets were held by the Company as of December 31, 2024 and 2023. Subsequently after deployment to their intended use, these items are reclassified to the appropriate category of property, plant and equipment.

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

All dollar amounts expressed in thousands, except per share amounts

Investments

The Company held an investment in a marketable equity security with a readily determinable fair value, and the Company applies ASC 321, Investments — Equity Securities (“Topic 321”). The marketable security investment is carried at fair value with unrealized gains and losses included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

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

Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. During the year ended December 31, 2023, the Company recognized $4,916 in impairment charges related to intangible assets.

Impairment of Long-Lived Intangible Assets

Long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the year ended December 31, 2024, the Company recognized $27,299 in impairment charges of long-lived intangible assets. The Company did not recognize long-lived intangible asset impairment during the year ended December 31, 2023.

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

Goodwill is tested for impairment annually and whenever events and circumstances indicate that the carrying amount of goodwill has been impaired. In order to determine the value of goodwill that may have been impaired, the Company performs a qualitative assessment to determine that it was more likely than not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. Several factors, including historical results, business plan, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgements and estimates can significantly affect the assessed value of goodwill. For the year ended December 31, 2023, the Company recognized $3,030, in impairment charges related to goodwill. The Company did not recognize impairments of goodwill in the year ended December 31, 2024.

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

All dollar amounts expressed in thousands, except per share amounts

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

Direct Sale of Goods – Cannabis

Revenue from the direct sale of goods is recognized when the Company transfers control of the goods to the customer and satisfies its performance obligations. For dispensary sales, this occurs at the point of sale at the dispensary, whereas for wholesale sales this occurs when goods are delivered to the customer.

Shipping and handling costs, if applicable, are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Contract assets represent the right to receive payment for goods and services that have been transferred to the customer conditional upon something other than the passage of time. Deferred revenues include obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of December 31, 2024 and 2023. The consolidated balance sheets include deferred revenue of $3,143 and $6,083 as of December 31, 2024 and 2023, respectively, for advance consideration received from wholesale customers for the sale of vaporization and inhalation devices through Jupiter. The amount of $5,609 included in deferred revenue as of December 31, 2023 has been recognized in revenue in 2024.The amount of $5,341 included in deferred revenue as of December 31, 2022 has been recognized in revenue in 2023.

Share-Based Payments

The Company has a stock incentive plan whereby awards are granted to certain employees, management, directors, and consultants. The fair value of the share options, performance stock units (“PSU”) and restricted stock units (“RSU”) granted by the Company are recognized as compensation expense on a straight-line basis over the applicable vesting period, which varies based on the grant and vest dates assigned to individual awards. The fair value of the share options is measured using the Black-Scholes option pricing model, and the fair value of the PSUs and RSUs are measured using intrinsic value, as of the grant date. Forfeitures are estimated based on historical experience and expense related to awards, and the estimate is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

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

Advertising Costs

Advertising costs were $593 and $1,163 for the years ended December 31, 2024 and 2023, respectively. These costs are expensed as incurred and are included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests in subsidiaries owned by outside parties. NCI is initially measured at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. The share of net assets attributable to the NCI is presented as a component of equity on the consolidated balance sheets, and the NCI's share of net income or loss is recognized directly in the consolidated statements of changes in shareholders’ equity. The Company had one NCI in CGSF prior to the CGSF/SFNY Divestiture.

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

Goodwill and Indefinite Life Intangible Asset Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued accounting standards update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, certain information about income taxes paid, and certain information disaggregated between federal, state, and/or domestic, and foreign. This guidance is effective for public business entities after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard on January 1, 2025, and does not anticipate any material impact to its current financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. This guidance will be effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements. These improvements include enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the CODM’s title and position, the measures the CODM uses to measure segment profit or loss, and how the CODM uses those measures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024 with early adoption permitted. The Company adopted this standard for the annual period ended December 31, 2024 and the segment disclosures in Note 19 — Reportable Segments and Revenue were updated, primarily by adding disclosures for significant expenses.

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of December 31, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,003	$—	$—
Restricted cash	1,300	—	—
Total fair value of assets	$4,303	$—	$—

Fair value of liabilities
Contingent interest feature derivative	—	—	(1,700)
Total fair value of liabilities	$—	$—	$(1,700)

	As of December 31, 2023
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,034	$—	$—
Restricted cash	1,298	—	—
Investments	1	—	—
Total	$3,333	$—	$—

Contingent Interest Feature Derivative

The fair value is based on Level 3 inputs, which include the projected escalating incremental interest expense from the 2024 Standard Farms Loan. See Note 11 — Notes Payable for additional information.

All dollar amounts expressed in thousands, except per share amounts

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the year ended December 31, 2024, the Company recorded a loss of $1 related to its investment in Akerna, which brought the carrying value of the investment to zero. During the year ended December 31, 2023, the Company recorded a loss of $1 related to its investment in Akerna. These losses are included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss.

The HERBL Inc. (“HERBL”) investment is recorded at cost and excluded from the schedule above. During the three months ended June 30, 2023, the Company noted declining conditions in its investment in HERBL and performed impairment testing. The Company concluded that its investment balance was not recoverable due to HERBL entering receivership in June 2023. During the year ended December 31, 2023, the Company recorded an impairment of $6,400, bringing the balance of its investment to zero. This loss is included in unrealized loss on investment on the consolidated statements of operations and comprehensive loss. The balance remained at zero as of December 31, 2024.

See Note 6 — Investments, for additional information about the Akerna and HERBL investments.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair value based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable, for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2024 and 2023.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill

During the years ended December 31, 2024 and 2023, the Company performed its annual impairment test on goodwill. Based on the test results, no impairment loss was recorded as of December 31, 2024. As of December 31, 2023, the Company determined that the carrying amount of the Standard Farms PA reporting unit exceeded its fair value and recorded a $3,030 goodwill impairment charge.

The following table summarizes the goodwill activity for the years ended December 31, 2024 and 2023:

Balance, January 1, 2023	$20,751
Standard Farms PA impairment	(3,030)
Balance, December 31, 2023	17,721
No impairment	—
Balance, December 31, 2024	$17,721

See Note 8 — Goodwill for additional information.

All dollar amounts expressed in thousands, except per share amounts

4. Inventories

The Company’s inventories consisted of the following:

	December 31, 2024	December 31, 2023
Raw Material - cannabis plants	$2,189	$2,651
Raw Material - other materials	478	483
Work in progress	9,882	13,380
Finished goods	9,065	14,758
Supplies and accessories	891	1,636
Total Inventories	$22,505	$32,908

During the year ended December 31, 2024, the Company recorded inventory adjustments of $1,024. During 2023, the Company shifted its sales and operation strategies. As a result, during the year ended December 31, 2023, the Company recorded total inventory adjustments of $7,554. These amounts are included in cost of goods sold on the consolidated statements of operations and comprehensive loss.

5. Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Land	$5,010	$6,266
Machinery & equipment	13,592	13,250
Furniture & fixtures	752	751
Buildings	45,100	45,107
Greenhouse - agricultural structure	6,769	6,769
Leasehold improvements	10,441	10,380
Construction in progress	483	306
Autos & trucks	274	275
Total cost	82,421	83,104
Less: accumulated depreciation	(51,688)	(31,919)
Total property, plant and equipment	$30,733	$51,185

During the years ended December 31, 2024 and 2023, the Company recognized depreciation expense of $5,525 and $7,654, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the consolidated statements of operations and comprehensive loss.

During the three months ended June 30, 2024, the Massachusetts market continued to experience challenges marked by increased cultivation and supply, market saturation, and pricing pressure, prompting CAC to revise its financial forecast to align with the prevailing market conditions. The forecast results indicated continuing losses associated with the use of a long-lived asset group, which resulted in the Company testing its CAC assets for impairment as of June 30, 2024. The result of that test indicated that the fair value of the asset group was less than the carrying value, which resulted in the Company recording an impairment charge of $15,678 for the three months ended June 30, 2024. This loss was allocated to the long-lived major assets of the group on a pro rata basis using the relative carrying amounts of the assets. No additional impairment was recognized related to CAC assets during the six months ended December 31, 2024.

All dollar amounts expressed in thousands, except per share amounts

On February 15, 2023, the Company completed the Pennsylvania Transaction with IIP that included the sale of its White Haven Facility. The Company received cash proceeds of $15,000 and derecognized the property, plant and equipment with a net carrying value of $6,599, resulting in a gain on sale of assets of $8,401. The gain is included in gain on sale of assets and membership interests on the consolidated statements of operations and comprehensive loss.

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

6. Investments

The Company’s investments included the following:

Investment	December 31, 2024	December 31, 2023
Akerna Corp.	$—	$1
Total Investments	$—	$1

The Company recorded the investment in HERBL in accordance with a measurement alternative due to the lack of readily determinable fair values. The measurement alternative allows the Company to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

The Company intended to hold its investment in HERBL until HERBL executed its next equity financing. The Company had an arrangement with HERBL that, upon such equity financing, if the fair value of HERBL’s class B common shares was less than the initial cost, HERBL would issue additional shares to make up the difference. However, due to HERBL entering into receivership in June 2023, the Company determined that HERBL was not likely to issue additional shares to bring the Company’s investment value up to its initial cost. Therefore, during the year ended December 31, 2023, the Company recorded a loss of $6,400 on its investment in HERBL. The loss was included in unrealized loss on investment on the consolidated statement of operations and comprehensive loss. The balance was zero as of both December 31, 2024 and 2023.

During the years ended December 31, 2024, and 2023, the Company recorded unrealized losses on investment of $1 from its investment in Akerna. These losses are included in unrealized loss on investment in the consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible asset balances consisted of the following:

	December 31,		Amortization		December 31,
Intangible assets, net	2023	Additions	Expense	Impairment	2024
Customer relationships	$51,812	$—	$(6,698)	$(17,401)	$27,713
Trademarks	14,264	—	(2,947)	(4,542)	6,775
License rights(1)	2,271	—	(18)	—	2,253
Patents & technologies	16,450	—	(3,290)	(5,356)	7,804
Backlog and non-competition agreements	4	—	—	—	4
Total intangible assets, net	$84,801	$—	$(12,953)	$(27,299)	$44,549

All dollar amounts expressed in thousands, except per share amounts

	December 31,		Amortization		December 31,
Intangible assets, net	2022	Additions	Expense	Impairment	2023
Customer relationships	$58,509	$—	$(6,697)	$—	$51,812
Trademarks	17,211	—	(2,947)	—	14,264
License rights(1)	6,468	—	(18)	(4,179)	2,271
Management agreements	780		(43)	(737)	—
Patents & technologies	19,740	—	(3,290)	—	16,450
Backlog and non-competition agreements	5	—	(1)	—	4
Total intangible assets, net	$102,713	$—	$(12,996)	$(4,916)	$84,801

_____________

t

(1)	License rights primarily consist of indefinite-lived intangible assets, which pertain to licenses for cultivation, are not subject to amortization and are tested annually for impairment. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for further information pertaining to the Company’s accounting policies for its intangible assets.

The total cost of intangible assets for both years ended December 31, 2024 and 2023, was $159,967 which is included in intangible assets, net in the consolidated balance sheets. Amortization expense for the years ended December 31, 2024 and 2023, was $12,953 and $12,996, respectively, which is included in depreciation and amortization under operating expenses in the consolidated statements of operations and comprehensive loss. Impairment expense for the years ended December 31, 2024 and 2023, was $27,299 and $4,916, respectively, which is included in impairment loss and loss on disposal of assets on the consolidated statements of operations and comprehensive loss. Accumulated amortization was $115,418 and $75,166 as of December 31, 2024 and 2023, respectively.

The Company performs a test for recoverability (“TFR”) for its long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Due to the changes in cannabis market conditions, changes in the current capital market environment, and a decline in actual results compared to projected results at Jupiter during December of 2024, there was an indication that the carrying amount of the Jupiter asset group may not be recoverable. During 2024, the result of the TFR indicated that the sum of undiscounted cash flows of the Jupiter asset group was less than the carrying value. The Company recorded an impairment charge of $27,299 for the year ended December 31, 2024, based on the difference between the fair value of the asset group which was determined by using the discounted cash flow method of the income approach, with the significant inputs being the discount rate and useful life, less the carrying value of the asset group. This loss is included in impairment loss and loss on disposal of assets on the consolidated statements of operations and comprehensive loss. This loss was allocated to each of the intangible assets on a pro rata basis using the relative carrying amounts of the assets.

The Company tests its license rights, which have indefinite useful lives, for potential impairment on an annual basis. During 2023, the Company recorded an impairment loss of $4,179. This loss is included in impairment loss and loss on disposal of assets on the consolidated statements of operations and comprehensive loss. No additional impairment of license rights was recorded during the year ended December 31, 2024.

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

All dollar amounts expressed in thousands, except per share amounts

The following table outlines the estimated future annual amortization expense for intangible assets as of December 31, 2024:

Estimated
Years ended December 31,	amortization
2025	$7,993
2026	7,836
2027	7,836
2028	7,818
2029	3,622
Thereafter	7,244
$42,349

8. Goodwill

For the purposes of impairment testing, goodwill is allocated to the Company’s reporting units as follows:

		Standard
	Jupiter	Farms PA	Total
Balance, December 31, 2022	$17,721	$3,030	$20,751
Impairment	—	(3,030)	(3,030)
Balance, December 31, 2023	$17,721	$—	$17,721
Impairment	—	—	—
Balance, December 31, 2024	$17,721	$—	$17,721

The recoverable amounts for each reporting unit are based on fair value, using an income approach. Where applicable, the Company uses its comparative market multiples to corroborate discounted cash flow results. The fair value measurement was categorized as a Level 3 based on inputs in the valuation technique used. The key assumptions used in the calculation of the fair value of each reporting unit include management’s projections of future cash flows for a period of the next five years. Other key assumptions include a terminal value, growth rate and discount rate based on the estimated weighted average cost of capital that incorporates the risks specific to the reporting units.

The Company conducted annual testing of its goodwill as of December 31, 2024 and determined that the carrying value of its reporting unit, Jupiter, did not exceed its fair value.

The Company conducted annual testing of its goodwill as of December 31, 2023 and determined that the carrying value of its Standard Farms PA reporting unit exceeded its fair value.

The following tables detail the key assumptions used in determining the recoverable amounts as of December 31, 2024 and 2023:

	As of December 31,
Jupiter	2024	2023
Terminal value growth rate	3.0%	3.0%
Discount rate	14.0%	19.0%
Projected revenue growth rate(1)	(0.5)%	9.9%
Fair value	$117,190	$96,111

All dollar amounts expressed in thousands, except per share amounts

As of December 31,
Standard Farms PA	2023
Terminal value growth rate	3.0%
Discount rate	17.0%
Projected revenue growth rate(1)	11.8%
Fair value	$24,280

_____________

(1) Reflects estimated compound annual revenue growth over the next five years.

Based on the test results for Jupiter as of December 31, 2024, the fair value exceeded its carrying value, and no impairment loss was recorded.

Based on the test results for Jupiter and Standard Farms PA as of December 31, 2023, the carrying amount of Standard Farms PA exceeded its fair value by $3,030. Consequently, an impairment loss of $3,030 was booked to Standard Farms PA. The fair value of Jupiter exceeded its carrying value, and no impairment loss was recorded related to this reporting unit.

9. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	December 31, 2024	December 31, 2023
Teneo Fund SPVi LLC Note	$5,472	$5,622
Pharma EU, LLC Note	—	1,410
A&R Note	—	710
SSZ and Elev8 Note	—	1,002
Pure Hana Synergy Note	—	224
Total loans receivable	$5,472	$8,968
Less allowance for expected credit losses	(4,556)	(7,902)
Loans receivable, net of expected credit losses	$916	$1,066

Little Beach Harvest Note

In September 2023, the Company completed the CGSF/SFNY Divestiture. As a result, the Company wrote off the principal of the Little Beach Harvest Note as well as related accrued interest totaling $5,135 and the balance no longer exists.

Other Loans Receivable

During the year ended December 31, 2024, the Company determined that it may not be able to collect the full amount of its loan receivable from the Pharma EU, LLC Note, the A&R Note, the SSZ and Elev8 Note, and the Pure Hana Synergy Note; all of which had been fully reserved for in the Company’s allowance for expected credit losses. As a result, the Company wrote off the loan balances and related allowances, and the balances no longer exist.

Impairment

At each reporting date, the Company assesses whether loans receivable are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the year ended December 31, 2024, the Company wrote off the portion of the allowance deemed uncollectible and did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of December 31, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,472	$(4,556)	$916
Net loans receivable	$5,472	$(4,556)	$916

	As of December 31, 2023
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$7,334	$(6,268)	$1,066
Third party guarantee	1,410	(1,410)	—
No collateral	224	(224)	—
Net loans receivable	$8,968	$(7,902)	$1,066

10.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	December 31, 2024	December 31, 2023
Accounts payable	$50,272	$46,326
Accrued payroll	1,498	1,534
Other current payables/liabilities(1)	125	1,238
Total accounts payable and accrued liabilities	$51,895	$49,098

_____________

(1)	Includes accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2024 and 2023, the loyalty liability totaled $91 and $126, respectively, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Supplier Guaranty

On January 28, 2024, the Company and its subsidiaries JJ LP, Baker, CAC, Jimmy Jang Holdings, Inc. (“JJH”), JJ Blocker Co. (“JJB”), SFNY, Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms Ohio, LLC (“Standard Farms OH”), Standard Farms PA, SH Finance Company, LLC (“SF Finance”), and Jupiter (collectively with the Company, JJ LP, Baker, CAC, JJH, JJB, SFNY, SEA, Standard Farms OH, Standard Farms PA, SF Finance, the “Guarantors”) and Shenzhen Smoore Technology Limited (“Smoore Technology”) and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”).

All dollar amounts expressed in thousands, except per share amounts

The Guarantors entered into the Smoore Agreements with the Secured Party, its principal supplier of vaping product inventory (“Inventory”) to Jupiter, to provide for the payment of currently existing accounts payable by the Guarantors to the Secured Party (“Accounts”), reduction in the outstanding balance of Accounts from time to time in the future, and the continued shipping of Inventory to Jupiter by the Secured Party. The Guarantors pledged and granted to the Secured Party a first priority lien and security interest in all of the assets of the Guarantors, including a pledge of all equity interests in all direct and indirect subsidiaries of the Company.

On July 19, 2024, the Guarantors entered into an amended side letter (the “Amended Side Letter”) with the Secured Party. Under the Amended Side Letter, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of September 29, 2024; $29,000, as of December 30, 2024; $27,000, as of March 29, 2025; $25,000, as of June 29, 2025; and $15,000, as of June 30, 2025 (the “Reduction Plan”). The amounts owed accrue interest at rates ranging from 5.0% to 10.0%, dependent upon the date of the invoices, how long such invoices have remained outstanding, and other criteria. The Company incurred related interest expense of $1,874 for the year ended December 31, 2024, with accrued unpaid interest of $834 at December 31, 2024, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the consolidated balance sheets.

The Company’s outstanding obligations under the Smoore Agreements for the period ended December 31, 2024, are as follows:

December 31, 2024
Obligations outstanding at the beginning of the period	$33,822
Obligations added during the period	57,787
Obligations settled during the period	(54,803)
Total obligations outstanding at the end of the period	$36,806

11. Notes Payable

Notes payable are as follows:

Notes Payable	December 31, 2024	December 31, 2023
Revolving Facility – Interest rate of 10.75% as of December 31, 2024, due on July 21, 2025(1)	$4,406	$4,749
2023 Refinanced Notes – Interest rate of 25.0% per annum as of December 31, 2024, due on February 15, 2026 (2)	53,185	39,943
2023 New Notes – Interest rate of 24.0% per annum as of December 31, 2024, due on February 15, 2027(2)	13,057	10,169
Employee Retention Credit note and other loans and borrowings	3,594	3,594
2024 Standard Farms Loan	2,101	—
2024 Standard Farms Loan, Derivative Features	1,700	—
Total debt	78,043	58,455
Less: Debt discount and debt issuance costs	(5,956)	(6,295)
Less: Current portion of notes payable	(28,336)	(17,052)
Total debt, net of discount, net of current portion	$43,751	$35,108
(1)

The Revolving Facility initially matured on July 21, 2024 and automatically renewed on July 21, 2024 for a one-year term to an updated maturity date of July 21, 2025. The Revolving Facility will continue to renew for successive one-year terms unless terminated by the Company or the lender.

(2)	The interest rates of 25.0% and 24.0% are the default interest rates in effect.

All dollar amounts expressed in thousands, except per share amounts

Revolving Facility

On July 21, 2021, the Company, through its subsidiary, Jupiter, entered into a two-year, $10,000 asset-based revolving credit facility with Entrepreneur Growth Capital, LLC, a private lender (“Revolving Facility”). Borrowings under the Revolving Facility are limited to the available borrowing base, bear interest at the prime rate plus 3.5% with interest payments calculated based on the daily outstanding principal of the loan and payable to the lender monthly.

The Revolving Facility is secured by Jupiter’s inventory, accounts receivable and related property. The Revolving Facility had a two-year initial term and will continue for successive one-year terms unless terminated by either party effective at the end of the then-current term. On March 13, 2023, the Company, through Jupiter, entered into an amendment to the Revolving Facility that increased the amount available to $12,500 and extended the maturity date to July 21, 2024, thereafter the Revolving Facility automatically renewed for successive one-year terms unless terminated by the Company or the lender.

On October 3, 2024, the Company entered into the Revolving Facility Amendment through its subsidiary Jupiter. The Revolving Facility Amendment amended the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

The Company paid $560 and $294 for lender fees during the year ended December 31, 2024 and 2023, respectively.

Amortization expense related to the discount was $143 and $309 for the years ended December 31, 2024 and 2023, respectively. The discount was fully amortized as of December 31, 2024. The discount net of amortization was $143 as of December 31, 2023.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the base interest rate increased from 17.0% to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. As of December 31, 2024, the default rate of 25.0% applied to accrue interest on the 2023 Refinanced Notes due to its noncompliance. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8% default interest rate, and the 1.0% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of February 15, 2023 (the “Effective Date”). During the years ended December 31, 2024 and 2023, compounded interest of $12,138 and $1,943, respectively, was added to the principal balance and no principal payments were made.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. During the years ended December 31, 2024 and 2023, the Company recorded amortization expense of $366 and $1,603, respectively. These amortization amounts are included in interest expense on the consolidated statements of operations and comprehensive loss. The balance net of amortization was $5,314 and $6,152 as of December 31, 2024, and 2023, respectively.

As of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes. However, the Note Holders have not provided the requisite notice of an event of default under these notes. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address the non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

All dollar amounts expressed in thousands, except per share amounts

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. Compounded interest of $2,888 and $1,909 was added to the principal balance and no principal payments were made during the years ended December 31, 2024 and 2023, respectively.

Employee Retention Credit Note

During August 2023, the Company filed a claim with the IRS for ERCs applicable to the first and second fiscal quarter of 2021 totaling $3,615.

To accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. During the year ended December 31, 2023, these fees were included in interest expense on the consolidated statements of operations and comprehensive loss. The Company expected the IRS to approve or deny its claim within the next 12 months. The Company has not yet received approval or denial from the IRS for the entirety of the claim. Subsequent to December 31, 2024, the Company received refunds in the amount of $1,274. Upon approval and payment of the remainder of the claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

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

2024 Standard Farms Loan

On May 2, 2024, Standard Farms PA entered into the 2024 Standard Farms Loan. Under the terms of the 2024 Standard Farms Loan, Standard Farms PA can borrow up to $10,500 from the Lender. Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth. The Standard Farms PA permit will allow the construction and operation of up to three of the Retail Locations. Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations.

The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. No principal or interest payments will be due under the 2024 Standard Farms Loan before the maturity date, and the 2024 Standard Farms Loan may not be prepaid in cash or kind without the Lender’s prior written consent.

On May 2, 2024, the Company drew $3,000 on the 2024 Standard Farms Loan and recognized a debt discount of $784. Of this amount, $662 was related to lender fees, and $122 represents above market interest, which is the difference between the market interest rate and the stated interest rate. For the year ended December 31, 2024, the amortization expense was $142 which is included in interest expenses on the consolidated statements of operations and comprehensive loss. The balance net of amortization was $642 as of December 31, 2024.

The $3,000 cash receipt was allocated first to the fair value of a bifurcated embedded derivative at $1,700, with the remainder allocated to the note balance. The embedded derivative comprises a contingent interest feature. The contingent

All dollar amounts expressed in thousands, except per share amounts interest feature applies an escalating interest rate to the 2024 Standard Farms Loan outstanding balance upon Standard Farms PA opening a Retail Location and completing the Location Opening Date. At that time, the interest rate will increase to 30%, and then to 40% six months after the Location Opening Date that applies through maturity.

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

Future maturities of all notes payable as of December 31, 2024 are as follows:

Year ending December 31,	Amount
2025	$7,337
2026	38,000
2027	11,260
2028	—
2029	—
2030 and thereafter	—
Total principal payments	56,597
Add: Accrued interest	21,446
Total	$78,043

12. Massachusetts Lease Liability

On May 16, 2022, the Company entered into the Massachusetts Lease Liability with IIP for its vertically integrated marijuana facility in Taunton, Massachusetts (the “Taunton Facility”). Lease payments are due monthly and are subject to an annual escalation of 2.5% after two years. The Company anticipates no disruption to CAC’s operations as a result of these transactions.

The transaction with IIP was accounted for as a failed sale and leaseback transaction, where the Company retained the Taunton Facility balances included in property, plant, and equipment, and recognized a note payable of $40,000.

All dollar amounts expressed in thousands, except per share amounts

As of December 31, 2024, the Massachusetts Lease Liability had a balance of $41,556. Future minimum lease payments for the Massachusetts Lease Liability as of December 31, 2024 are as follows:

Year ending December 31,	Amount
2025	$4,581
2026	4,695
2027	4,813
2028	4,933
2029	5,056
2030 and thereafter	152,865
Total future payments	176,943
Less: Interest	(143,099)
Total present value of minimum payments	33,844
Add: Estimated ending residual value	7,712
Total	$41,556

13. Leases

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,809	$2,587
Finance lease cost:
Amortization of lease assets	777	903
Interest on lease liabilities	288	377
Finance lease costs	1,065	1,280
Total lease cost	$3,874	$3,867

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	December 31, 2024	December 31, 2023
Operating leases
Weighted average discount rate	19.1%	19.1%
Weighted average remaining lease term	12.70 years	13.65 years
Finance leases
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term	3.15 years	3.82 years

On February 15, 2023, the Company completed the Pennsylvania Transaction for sale-leaseback of the White Haven Facility for $15,000 with net proceeds used towards repayment of debt and working capital. The lease is for an initial term of 15 years with two five-year options to extend. Rent under the lease will be payable monthly at a rate of $188 per month. Rent increases 2.5% on the second annual anniversary of the lease commencement date and then annually throughout the initial lease term.

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized an ROU asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on

All dollar amounts expressed in thousands, except per share amounts the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the balance of the operating lease liability associated with this transaction was $12,174.

In 2023, the Company refocused its Massachusetts retail operations on core assets, reducing the operating capacity of its CAC Cambridge facility, which triggered an impairment analysis for the Cambridge facility assets, including the ROU asset related to its Cambridge finance lease. As a result, the Company recognized an impairment loss of $1,206 to write the ROU asset down to its fair value.

Future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2024 are as follows:

Year ending December 31,	Finance	Operating
2025	$1,343	$2,490
2026	926	2,553
2027	916	2,618
2028	310	2,637
2029	69	2,550
Thereafter	—	23,113
Total undiscounted lease liabilities	3,564	35,961
Interest on lease liabilities	(396)	(23,146)
Total present value of minimum lease payments	3,168	12,815
Lease liability - current portion	(1,146)	(120)
Lease liability	$2,022	$12,695

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

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During the years ended December 31, 2024 and 2023, there were no LP Units of JJ LP converted to common shares. As of December 31, 2024 and 2023, 43,821,379 LP Units of JJ LP were issued and outstanding, respectively.

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

All dollar amounts expressed in thousands, except per share amounts

The fair value of the Debt Modification Warrants upon issuance was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.07084
Expected dividend yield	0%
Risk free interest rate	3.94%
Expected life in years	7.0 years
Expected volatility	84.00%

The following table summarizes the warrants that remain outstanding as of December 31, 2024:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Debt modification warrants	0.09	91,999,901	February 15, 2030
		91,999,901

A rollforward of warrant activity is as follows:

		Weighted
	Number of	Average
Warrants	Warrants	Exercise Price
Balance as of December 31, 2022	9,545,691	CAD$ 1.01
Issued	91,999,901	CAD$ 0.09
Expired	(500,000)	CAD$ 0.33
Balance as of December 31, 2023	101,045,592	CAD$ 0.18
Expired	(9,045,691)	CAD$ 1.05
Balance as of December 31, 2024	91,999,901	CAD$ 0.09

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, RSUs, PSUs, dividend equivalents and stock-based awards. As of December 31, 2024, 15,638,237 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

RSUs are issued to employees, management, directors, and consultants of the Company (“Eligible Persons”) and vest on a date determined by the compensation committee of the Board (the “Compensation Committee”) when the shares are awarded. The award recipient must be providing a service as an employee or member of the Board of the Company on the vesting date in order for the shares to vest. Share-based compensation expense related to RSUs is recognized ratably between the grant date and the vest date, with vest dates varying by award. Upon vesting of the RSUs on each vesting date, the Company issues common shares in accordance with the vesting terms.

All dollar amounts expressed in thousands, except per share amounts

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2022	2,742,765	$0.25
Issued	13,758,307	0.03
Forfeited	(1,416,110)	0.22
Vested	(7,532,258)	0.07
Unvested as of December 31, 2023	7,552,704	$0.04
Forfeited	(716,110)	0.06
Vested	(6,121,342)	0.04
Unvested as of December 31, 2024	715,252	$0.03

During the years ended December 31, 2024 and 2023, the Company recorded $73 and $295 of total net share-based compensation expense relating to RSUs, respectively.

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

During the three months ended June 30, 2023, the Company determined achievement of the milestones related to CGSF projects was no longer probable. As a result, the Company reversed all share-based compensation expense recognized for the performance awards and recorded share-based compensation benefit of $1,234 for the six months ended June 30, 2023. No share-based compensation benefit or expense was recognized related to this event during the year ended December 31, 2024 and the six months ended December 31, 2023.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03.

During August 2023, the Board granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 143,525 had vested as of September 1, 2023 and 443,537 vested on December 1, 2023. The remaining RSUs are scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294.

As of December 31, 2024, there was $9 of remaining RSU expense to be recognized over the weighted average remaining period of 1.31 years.

Share Options

The weighted average grant date fair value of share options outstanding as of December 31, 2024 was $0.32, and the options had no intrinsic value. As of December 31, 2024, 16,115,102 share options were vested and exercisable and 10,578,753 share options were unvested, with vesting dates ranging from June 2025 to December 2025. Share-based compensation expense related to the share options is recognized ratably between the grant date and the vest date, with vest dates varying by award.

All dollar amounts expressed in thousands, except per share amounts

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2022	9,753,600	$0.60	6.11
Forfeited	(1,201,439)	0.47	—
Balance as of December 31, 2023	8,552,161	0.62	4.94
Granted	27,878,788	0.02	7.31
Forfeited	(9,737,094)	0.27	—
Balance as of December 31, 2024	26,693,855	$0.12	8.78

For the years ended December 31, 2024 and 2023, the Company recorded $263 and $56, respectively, of share-based compensation expense related to these options.

On September 29, 2024, the Company entered into an independent director compensation agreement that approved the issuance of 27,878,788 options to four members of the Board, with each member granted 6,969,697 share options. These options were issued at a weighted-average grant date fair value of $0.0143, and share-based compensation expense of $240 was recognized related to these options during the six months ended December 31, 2024. As of December 31, 2024, 13,939,392 options vested, with each Board member receiving 3,484,848 options. The remaining options are scheduled to vest on March 31, 2025 and the business day immediately preceding the next annual general meeting of shareholders.

As of December 31, 2024, there was $88 of remaining expense to be recognized over the weighted average remaining period of 0.37 years.

The following table summarizes the share options that remain outstanding as of December 31, 2024:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	3,909,347	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,785,141
Other employee grants	22,594,508	$ 0.02-3.96	February 14, 2029 - November 21, 2029	12,139,961
Total	26,693,855			16,115,102

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

During April 2023, the Company’s former CEO, Gary F. Santo, Jr. forfeited various share or share-based awards, including PSUs. The forfeiture of PSUs resulted in share-based compensation benefit of $944 and $812 for the three and

All dollar amounts expressed in thousands, except per share amounts six months ended June 30, 2023, respectively. No additional expense or benefit was recognized related to this forfeiture during the year ended December 31, 2024 and the six months ended December 31, 2023.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s CEO (the “CEO Agreement”), pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan, of which 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs. On April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. These PSUs vested per the side letter on June 30, 2024. During the year ended December 31, 2024, the remaining 1,000,000 unvested PSUs were forfeited.

As of December 31, 2024, Mark Scatterday, the Company’s former CEO and director and major stockholder and lender, had an aggregate of 700,000 PSUs outstanding, which are not expected to vest and will therefore forfeit on May 31, 2025. Due to the expected forfeiture, $294 was reduced from expense during the three months ended December 31, 2024.

A summary of the status of the PSUs outstanding is as follows:

	Number of	Weighted Average
Performance Stock Units	PSUs	Grant Date Fair Value
Unvested as of December 31, 2022	10,632,378	$0.30
Issued	2,000,000	0.06
Forfeited	(9,099,262)	0.30
Vested	(155,750)	0.21
Unvested as of December 31, 2023	3,377,366	0.17
Forfeited	(2,010,700)	0.09
Vested	(666,666)	0.06
Unvested as of December 31, 2024	700,000	$0.51

During the years ended December 31, 2024 and 2023, the Company recorded $252 and $782 of share-based compensation benefit relating to PSUs, respectively. As of December 31, 2024, all PSU awards granted containing market conditions have expired and there is no remaining expense to be recognized.

15. Loss Per Share

The following is a calculation of basic and diluted loss per share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Loss per share	2024	2023
Net loss attributable to TILT	$(99,670)	$(62,384)
Weighted-average number of shares and units outstanding - basic and diluted	388,705,737	379,578,134
Loss per share - basic and diluted	$(0.26)	$(0.16)

Diluted loss per share for the years ended December 31, 2024 and 2023 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

16.     Income Taxes

The Company is treated as a U.S. corporation under Section 7874 of the IRC and is expected to be subject to U.S. federal, state and local income tax. However, the Company is expected, regardless of any application of Section 7874 of

All dollar amounts expressed in thousands, except per share amounts the U.S. tax code, to be treated as a Canadian resident Company for Canadian income tax purposes. Due to the organizational structure and multinational operations, the Company is subject to taxation in U.S. federal, state and local and Canadian jurisdictions.

For the years ended December 31, 2024 and 2023, income tax expense consisted of:

	Year Ended December 31,
	2024	2023
Current
U.S. Federal	$369	$1,021
U.S. State	—	669
Foreign	—	—
Deferred
U.S. Federal	2,664	(5,411)
U.S. State	1,692	382
Foreign	—	—
Provision for (recovery of) income taxes	$4,725	$(3,339)

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2024		2023
Loss from operations before income taxes	$(94,945)		$(65,723)

Pre-tax loss at statutory rate	(19,938)	21.00%	(13,802)	21.00%
U.S. state and local taxes	1,692	(1.78%)	1,051	(1.60%)
IRC Section 280E	—	0.00%	5,667	(8.62%)
Canadian non-capital losses	—	0.00%	(2,549)	3.88%
Uncertain Tax Positions	9,578	(10.09%)	—	0.00%
Other permanent differences	(3,848)	4.05%	(2,870)	4.37%
Change in valuation allowance	24,832	(26.15%)	10,201	(15.52%)
Effects of Rates Different than Statutory	(1,116)	1.18%	(842)	1.28%
Other	(6,475)	6.82%	(195)	0.30%
Provision for (recovery of) income taxes	$4,725	(4.97%)	$(3,339)	5.09%

As of December 31, 2024 and 2023, the Company accrued interest and penalties on uncertain tax liabilities of $146 and $0, respectively, on the consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.

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

As of December 31, 2024 and 2023, the components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets
Allowance for doubtful accounts	$112	$2,075
Intangible assets	2,453	—
Other impairment	301	—
Lease liabilities	4,460	4,894
Acquisition costs	—	532
Accrued expenses	262	131
Interest expense carryforward	15,517	10,780
Net operating loss carryforwards	18,368	11,368
Capital loss carryforwards	7,741	8,085
Non-capital loss carryforwards	19,505	20,989
Investment in subsidiary	117	117
Restricted stock	390	465
Deferred rent	11,057	9,092
Unrealized loss	1,829	1,975
Inventory reserve	530	892
Restricted interest and financing expenses	5,199	—
Other	395	472
Total deferred tax assets	88,236	71,867
Less: Valuation allowance	(79,134)	(49,486)
Net deferred tax assets	$9,102	$22,381

	Year Ended December 31,
	2024	2023
Deferred tax liabilities
Fixed assets	$(6,066)	$(9,370)
Intangible assets	—	(5,107)
Right-of-use asset	(3,733)	(4,247)
Total deferred tax liabilities	(9,799)	(18,724)

Net deferred tax (liability) asset	$(697)	$3,657

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed all positive and negative evidence including the four sources of income to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2024 and 2023 in the amount of approximately $79,134 and approximately $49,486, respectively. The valuation allowance increased during 2024 by $29,648.

All dollar amounts expressed in thousands, except per share amounts

For the year ended December 31, 2024, the Company had a U.S. federal net operating loss carryforward of approximately $60,025, U.S. state and local net operating loss carryforwards of approximately $81,930, and a Canadian net operating loss carryforward of approximately $72,242. For the year ended December 31, 2023, the Company had a U.S. federal net operating loss carryforward of approximately $36,435, U.S. state and local net operating loss carryforwards of approximately $60,074, and a Canadian net operating loss carryforward of approximately $74,312. The U.S. federal net operating loss carryforwards are not subject to expiration. A portion of the U.S. state and local net operating loss carryforwards are subject to expiration from 2027 through 2042. A portion of the U.S. state and local net operating loss carryforwards are not subject to expiration. The Canadian net operating loss carryforwards are subject to expiration between 2038 to 2042.

For the years ended December 31, 2024 and 2023, the Company had a U.S. federal capital loss carryforward of approximately $23,511 and $25,157, respectively. For both of the years ended December 31, 2024 and 2023, the Company had U.S. state and local capital loss carryforward of approximately $18,968, which will expire in 2025 if unused. As of December 31, 2024 and 2023, the capital loss carryforwards are not more likely than not of being realized.

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

The Company has recorded uncertain tax liabilities related to the positions taken and expected to be taken on the company’s federal income tax returns for the periods ending December 31, 2024 and 2023. The Company has received legal opinions and analysis related to these positions. For the years ended December 31, 2024 and 2023, the Company reflected UTP tax expense as it relates to potential 280E liability of approximately $1,219 and $0, respectively.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows (in thousands):

Balance at December 31, 2023	$—
Income tax additions based on tax positions related to current year	96,949
Income tax additions based on tax positions related to the prior years	975,835
Settlements	—
Balance at December 31, 2024	$1,072,784

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

17. Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of December 31, 2024, the balance of the payable was $26,327, which is included in notes payable in the consolidated balance sheet as of December 31, 2024. The payable bears interest at 25.0% as of December 31, 2024 and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $6,463 on the consolidated

All dollar amounts expressed in thousands, except per share amounts balance sheet as of December 31, 2024. This payable bears interest at 24.0% as of December 31, 2024 and is due on February 15, 2027. As of December 31, 2024, the Company had paid $2,604 and $0 in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

The Company had another payable due to Mark Scatterday through Mak One related to the issuance of the 2019 Senior Notes. On February 15, 2023, the 2019 Senior Notes were repaid and retired, and this payable was settled.

See Note 11 — Notes Payable for additional information regarding the 2023 Refinanced Notes and 2023 New Notes, including calculation of the interest rates for each note as of December 31, 2024.

In connection with the 2023 Refinanced Notes, the Company issued 91,999,901 Debt Modification Warrants to the Note Holders. Of this amount, 45,539,951 Debt Modification Warrants were issued to Mark Scatterday through Mak One.

In connection with the 2023 Bridge Notes, the Company had additional payables due to Mark Scatterday through Mak One, an affiliated entity. During the three months ended September 30, 2023, the Company fully repaid the 2023 Bridge Notes. As part of this repayment, the Company paid $2,669 to Mak One.

18. Commitments and Contingencies

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

On December 16, 2024, S.K, D.C. and D.G. (the “Named Plaintiffs”) filed a complaint in the United Stated District Court for the Northern District of California against Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore

All dollar amounts expressed in thousands, except per share amounts

Technology Company, Limited and Smoore International Holdings Limited, identified as unnamed co-conspirators in the complaint.

19. Reportable Segments and Revenue

The Company operates in two reportable segments: (i) cannabis segment (SVH, Standard Farms PA), Standard Farms OH, Baker, and CAC), and (ii) accessories (Jupiter). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products.

Information related to each segment is set out below. Other segment (income) expenses is primarily made up of income tax expense, insurance expense, and selling expense, as well as various other general and administrative expenses. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries. The Company has elected not to disclose segment-level asset information, as the Company’s CEO, who is also its CODM, does not review such information to assess the performance of the segment and allocate resources.

The following tables present the operating results of the Company’s segments:

	For the year ended December 31, 2024
	Cannabis	Accessories	Corporate	Total
Revenue	$38,570	$77,934	$—	$116,504
Inter-segment revenue	—	(890)	—	(890)
Net revenue	$38,570	$77,044	$—	$115,614
Cost of goods sold	34,471	61,090	—	95,561
Depreciation and amortization	2,589	12,850	—	15,439
Wages and benefits	7,243	5,193	5,268	17,704
Professional fees	418	781	3,596	4,795
Impairment loss	15,794	27,299	—	43,093
Interest expense	6,035	3,377	16,976	26,388
Loan losses	—	—	—	—
Other segment (income) expenses	16,410	2,992	(7,098)	12,304
Net loss	$(44,390)	$(36,538)	$(18,742)	$(99,670)

	For the year ended December 31, 2023
	Cannabis	Accessories	Corporate	Total
Revenue	$47,894	$118,728	$—	$166,622
Inter-segment revenue	—	(666)	—	(666)
Net revenue	$47,894	$118,062	$—	$165,956
Cost of goods sold	45,744	95,836	—	141,580
Depreciation and amortization	2,923	12,953	742	16,618
Wages and benefits	7,924	5,593	7,603	21,120
Professional fees	817	1,054	3,790	5,661
Impairment loss	10,702	35	1,863	12,600
Interest expense	5,915	2,445	12,639	20,999
Loan losses	—	—	5,602	5,602
Other segment (income) expenses	16,166	10,241	(20,814)	5,593
Net loss	$(42,297)	$(10,095)	$(11,425)	$(63,817)

All dollar amounts expressed in thousands, except per share amounts

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31, 2024
	US	Canada	Other	Total
Revenue	$100,832	$14,561	$221	$115,614
Gross profit	17,928	2,076	49	20,053

	For the year ended December 31, 2023
	US	Canada	Other	Total
Revenue	$145,690	$19,810	$456	$165,956
Gross profit	19,009	5,174	193	24,376

20.     Subsequent Events

CAC Asset Purchase Agreement

On January 28, 2025, CAC (“Seller”), a Massachusetts corporation and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with In Good Health, Inc. (“Buyer”), a Massachusetts corporation. Under the terms of the APA, the Buyer will acquire substantially all the assets and assume certain liabilities of the Seller’s adult-use and medical cannabis dispensaries located in Taunton and Brockton, Massachusetts (collectively, the “Business”).

The purchase price for the assets is $2,000, payable by wire transfer, plus the assumption of certain liabilities as specified in the APA. The assets being acquired include, but are not limited to, inventory, contracts, tangible personal property, and goodwill associated with the Business. The APA also outlines specific excluded assets and liabilities that will remain with the Seller.

Litigation

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United Stated District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

Notice of Default

On March 28, 2025, the Company received notices of default from IIP-PA 9 LLC and IIP-MA 8 LLC, the landlords for properties located at 411 Susquehanna Street, White Haven, PA, and 30 Mozzone Street, Taunton, MA, respectively, and each subsidiaries of Innovative Industrial Properties Inc (collectively, the “Landlord”). These notices were issued due to outstanding rental payments and other financial obligations under the respective leases.

The notice for the White Haven property indicated that Standard Farms LLC, a subsidiary of the Company, owed a total of $1,131, which includes base rent, additional rent, and replenishment of the security deposit.  The Landlord expressed its intent to terminate the lease and pursue legal proceedings if the defaults were not cured by April 4, 2025.

Similarly, the notice for the Taunton property states that CAC, another subsidiary of the Company, owed a total of $2,997 which includes base rent, additional rent, late charges, interest, and replenishment of the security deposit.  The Landlord also indicated its intent to terminate the lease and seek damages if the defaults were not remedied by April 4, 2025.

All dollar amounts expressed in thousands, except per share amounts

Following receipt of the notices described above, the Company engaged in negotiations with the Landlord to cure the defaults. The Company has already made payments in satisfaction of the April rent obligations in exchange for forbearance from pursuing termination and eviction and the Landlord has accepted such payments. The Company is committed to negotiating in good faith to resolve the outstanding amounts and secure favorable terms for its operations. The Company is actively working to address these financial obligations and is exploring all available options to mitigate the impact of these defaults on its business operations.

All dollar amounts expressed in thousands, except per share amounts