Form 10-Q
period 2025-03-31
TILT Holdings Inc.
filed 2025-05-15
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

TILT Holdings Inc.

(Exact name of registrant as specified in its charter)

British Columbia	83-2097293
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2801 E. Camelback Road #180
Phoenix, Arizona	85016
(Address of principal executive offices)	(Zip code)

(480) 867-6100

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

As of April 30, 2025, there were 347,439,692 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

By its nature, forward-looking information is subject to risks and uncertainties, and there are a variety of risk factors, many of which are beyond the control of the Company, and that may cause actual outcomes to differ materially from those discussed in the forward-looking statements. Such factors include, among others, the status of cannabis as a controlled substance under the U.S. Federal Controlled Substances Act; risks related to the enforcement activities by the U.S. Department of Justice; risks related to the Company’s ability to continue as a going concern; reputational risk to third parties; risks associated with banking, financial transactions and anti-money laundering laws and regulations; risks related to federal and state forfeiture laws; the risk of heightened scrutiny by regulatory authorities; risks related to the potential negative impact of regulatory scrutiny on raising capital; risks related to regulatory or political change; risks due to industry immaturity or limited comparable, competitive or established industry best practices; risks related to the uncertainty surrounding existing protection from U.S. federal prosecution relating to cannabis laws; risks related to uncertainty with respect to geo-political disruptions; risks related to regulatory changes in relation to vaporization devices and subsequent impacts to interstate commerce, registrations and revenue reporting requirements, and potential excise tax applicability; risks relating to tax status; risks associated with the Company’s business model; risks related to the Company’s dependency on skilled labor, equipment, parts, components and key inputs; risks related to the reliance on third party suppliers; risks related to adverse economic conditions, labor shortages, supply chain disruptions, inflationary pressures and increasing interest rates; risks that the Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management; risks related to the costs and obligations relating to the Company’s investment in infrastructure, growth, regulatory compliance and operations; risks related to the

Company’s dependency on regulatory approvals and licenses to conduct its business; risks related to the potential for changes in laws, regulations and guidelines which could adversely affect the Company’s future business; risks related to a failure on the part of the Company to comply with applicable regulations; risks related to the legal, regulatory and scientific status of cannabis; risks related to the Company’s ability to find suitable candidates and capital necessary to complete strategic alliances or partnerships; risks related to the Company’s ability to successfully identify and execute future acquisitions or dispositions; risks related to indebtedness and the Company’s ability to extend, refinance or repay such indebtedness; risks related to the Company’s ability to develop its products; risks related to the Company’s ability to achieve successful cultivation; risks related to adverse environmental conditions, accidents and labor disputes; risks related to the Company’s ability to turn a profit or generate immediate revenues; risks related to limitations on the permissible ownership of licenses; risks related to constraints on marketing the Company’s products under varying state laws; risks related to the potential results of future clinical research; risks related to the Company’s ability to effectively manage its growth and operations; risks related to the regulation of medical cannabis by the U.S. Food and Drug Administration; risks related to the differing local rules and regulations and the impact this may have on the Company’s ability to expand into new markets; risks related to the protection and enforcement of intellectual property rights and allegations that the Company is in violation of intellectual property rights of third parties; risks relating to access to banking; risks relating to disclosure of personal information to government or regulatory entities; risks related to the potential requirement to disclose personal identifying information to government or regulatory entities; risk that the Company may be forced to litigate or defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights; risks related to data privacy laws, rules and regulations; risks relating to fraudulent activity by employees, contractors and consultants; risks regarding the enforceability of contracts; risk of litigation generally; risks relating to increasing competition in the industry; risks relating to the Company’s ability to secure adequate or reliable sources of funding; risks relating to product recalls; risks relating to reliance on technology systems that may be subject to cyber-attacks or security breaches; risks that the Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest; risks that the Company’s officers, directors and other parties may exert significant influence on the Company; risks relating to the Company’s inability to successfully implement adequate internal controls over financial reporting; risks relating to restrictions on entry to the U.S. for the Company’s Canadian individuals; risks relating to the potential that bond requirements and insurance premiums may be economically prohibitive; risks relating to global economic and political instability and conflicts; the risk that the Company’s web presence’s visibility is not limited by geography; risks relating to volatility in the market price of the Company’s securities; risks related to price volatility of publicly traded securities; risks related to dilution of the Company’s securities; risks related to the Company’s securities being currently quoted on the OTCQB; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 10 2025 (the “Form 10-K”) and on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”) at www.sedarplus.com.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,036	$3,003
Restricted cash	1,300	1,300
Trade receivables, net	12,470	11,904
Inventories	18,924	22,505
Prepaid expenses and other current assets	1,173	2,135
Assets held for sale	1,541	—
Total current assets	38,444	40,847

Non-current assets
Property, plant and equipment, net	30,371	30,733
Right-of-use assets – finance, net	4,765	1,459
Right-of-use assets – operating, net	11,837	11,941
Intangible assets, net	42,551	44,549
Loans receivable	888	916
Goodwill	17,721	17,721
Other assets	3,160	3,158
TOTAL ASSETS	$149,737	$151,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$53,533	$51,895
Income taxes payable	2,945	2,815
Deferred revenue	1,724	3,143
Finance lease liability, current portion	1,063	1,146
Operating lease liability, current portion	138	120
Notes payable, current portion	64,991	28,336
Total current liabilities	124,394	87,455

Non-current liabilities
Finance lease liability, net of current portion	5,674	2,022
Operating lease liability, net of current portion	12,653	12,695
Notes payable, net of discount, net of current portion	12,196	43,751
Massachusetts lease liability	44,335	41,556
Deferred tax liability	697	697
Other liabilities	165	350
TOTAL LIABILITIES	200,114	188,526

Shareholders’ equity
Common shares, without par value, unlimited shares authorized, 391,261,071 and 391,231,496 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	856,245	856,243
Additional paid-in capital	226,305	226,242
Warrants	5,106	5,106
Accumulated other comprehensive income	964	964
Accumulated deficit	(1,138,997)	(1,125,757)
TOTAL SHAREHOLDERS’ EQUITY	(50,377)	(37,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$149,737	$151,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$22,725	$37,504
Cost of goods sold	(19,333)	(30,787)
Gross profit	3,392	6,717

Operating expenses:
Wages and benefits	3,872	4,496
General and administrative	3,346	3,483
Sales and marketing	58	142
Share-based compensation expense	65	107
Depreciation and amortization	2,620	3,866
Impairment loss	—	12
Total operating expenses	9,961	12,106
Operating loss	(6,569)	(5,389)

Other income (expense):
Interest income	—	2
Other income	1,034	204
Unrealized loss on investment	—	(1)
Gain (loss) on foreign currency exchange	2	(4)
Interest expense	(7,563)	(6,043)
Total other expense	(6,527)	(5,842)
Loss from operations before income tax	(13,096)	(11,231)

Income taxes:
Income tax (expense) benefit	(144)	1,580
Net loss	$(13,240)	$(9,651)

Other comprehensive loss:
Net loss	$(13,240)	$(9,651)
Foreign currency translation differences	—	(7)
Comprehensive loss	$(13,240)	$(9,658)

Weighted average number of shares outstanding:
Basic and diluted	391,250,884	385,723,847
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other		Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Equity
	Shares	Amount	Paid-in Capital	Warrants	Income (Loss)	Deficit	Total
Balance - December 31, 2024	391,231,496	$856,243	$226,242	$5,106	$964	$(1,125,757)	$(37,202)
Share-based compensation	—	—	63	—	—	—	63
Issuance and vesting of restricted share units	29,575	2	—	—	—	—	2
Comprehensive loss for the period	—	—	—	—	—	(13,240)	(13,240)
Balance - March 31, 2025	391,261,071	$856,245	$226,305	$5,106	$964	$(1,138,997)	$(50,377)

					Accumulated Other		Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Equity
	Shares	Amount	Paid-in Capital	Warrants	Income (Loss)	Deficit	Total
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$62,393
Share-based compensation	—	—	17	—	—	—	17
Issuance and vesting of restricted share units	2,613,463	90	—	—	—	—	90
Comprehensive loss for the period	—	—	—	—	(7)	(9,651)	(9,658)
Balance - March 31, 2024	387,447,009	$856,512	$225,267	$5,835	$966	$(1,035,738)	$52,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,240)	$(9,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	—	1
Gain on sale of assets and other	—	(717)
Depreciation and amortization	3,402	4,980
Amortization of operating lease right of use assets	697	704
Payments on operating lease liability	(617)	—
Change in allowance for doubtful accounts	(10)	19
Deferred tax	—	(1,867)
Share-based compensation expense (benefit)	65	107
Accretion (adjustment) of debt discount	232	(34)
Impairment loss and loss on disposal of assets	—	12
Inventory adjustments	775	13
Non-cash interest expense	6,270	4,030
Net change in working capital items:
Trade receivables, net	(556)	123
Inventories	2,806	(3,943)
Prepaid expenses and other current assets	542	366
Accounts payable and accrued liabilities	2,826	5,052
Income tax payable	130	208
Deferred revenue	(1,419)	(1,842)
Net cash provided by (used in) operating activities	1,903	(2,439)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,117)	(221)
Repayment of loan receivable, net of advances	28	36
Net cash used in investing activities	(2,089)	(185)

Cash flows from financing activities:
Payments on financing lease liability	(172)	(901)
Repayments on Revolving Facility	(13,226)	(25,067)
Repayments on Employee Retention Credit note	(1,032)	—
Proceeds from Revolving Facility	13,214	28,787
Proceeds from 2024 Standard Farms Loan	1,435	—
Net cash provided by financing activities	219	2,819

Effect of foreign exchange on cash and cash equivalents	—	(8)

Net change in cash and cash equivalents and restricted cash	33	187

Cash and cash equivalents and restricted cash, beginning of year	4,303	3,332

Cash and cash equivalents and restricted cash, end of year	$4,336	$3,519

Supplemental disclosures of non-cash investing and financing activities:
Increases to right-of-use assets related to Ohio facility	$—	$80
Increases to operating lease liability related to Ohio facility	$—	$80
Increases to right-of-use assets related to SF PA Retail Facility	$3,741	$—
Increases to finance lease liability related to SF PA Retail Facility	$3,741	$—
Increase in notes payable, discount related to the 2024 Standard Farms Loan	$388	$—
2023 Refinanced Notes interest paid-in-kind	$18,652	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$317	$1,501
Cash paid for income taxes	$15	$80

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

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $13,240 during the three months ended March 31, 2025 and has an accumulated deficit of $1,138,997 as of March 31, 2025. Additionally, as of March 31, 2025, the Company had negative working capital of $85,950 compared to negative working capital of $46,608 as of December 31, 2024. The decrease in working capital was primarily driven by an increase in notes payable due in the next 12 months and a decrease in inventories.

On January 28, 2025, Commonwealth Alternative Care (“CAC”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts. The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. As a result, the Company reclassified $1,541 of its assets to assets held for sale on the condensed consolidated balance sheet as of March 31, 2025. This amount includes $1,300 of property, plant and equipment, net, $211 of right-of-use assets related to a finance lease, and $30 of prepaid expenses. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a contingent interest derivative, and recognized a debt discount of $784. The Retail Location opened on February 14, 2025, which resolved the contingent interest feature and resulted in the derecognition of the embedded derivative. The balance of the embedded derivative was zero as of March 31, 2025. See Note 10 — Notes Payable for additional information.

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

As of March 31, 2025, the Company continued to apply the default rate of 25.0% to accrue interest on the refinancing of $38,000 of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1% annual increase pursuant to the first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”), as the principal balance was more than $30,000 as of February 15, 2024, which was the first anniversary of the date the Company entered into the NPA Amendment (the “Effective Date”). The private placement secured promissory notes issued pursuant to the NPA Amendment (the “2023 New Notes”) remain at the default interest rate of 24.0%.

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

However, the interest payments under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 10 — Notes Payable for additional information.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, (ii) the instructions to Form 10-Q, and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), as filed with the SEC on April 10, 2025 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2025. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

All dollar amounts expressed in thousands, except per share amounts

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of changes in shareholders’ equity, and cash flows of the Company for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025.

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

Restricted Cash

The Company had $1,300 in restricted cash as of both March 31, 2025 and December 31, 2024. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,255 as of both March 31, 2025 and December 31, 2024.

Revenue Recognition

Concentration Risk

Customers that account for 10% or more of the Company’s net sales consist of the following:

	Three Months Ended March 31,
	2025	2024
Customer One	21.3%	0.0%
Customer Two	0.0%	11.5%

Deferred Revenue

Contract assets represent the right to receive payment for goods and services that have been transferred to the customer, conditional upon something other than the passage of time. Deferred revenues include obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of March 31, 2025 and December, 31, 2024. The consolidated balance sheets include deferred revenue of $1,724 and $3,143 as of March 31, 2025 and December 31, 2024, respectively, for advance consideration received from wholesale customers for the sale of vaporization and inhalation devices through Jupiter. The amount of $2,253 included in deferred revenue as of December 31, 2024 has been recognized in revenue in 2025. The amount of $4,664 included in deferred revenue as of December 31, 2023 has been recognized in revenue in 2024.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements. These improvements include enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the CODM’s title and position, the measures the CODM uses to measure segment profit or loss, and how the CODM uses those measures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024 with early adoption permitted. The Company adopted this standard for the annual period ended December 31, 2024 and the segment disclosures in Note 18 — Reportable Segments and Revenue were updated, primarily by adding disclosures for significant expenses.

In December 2023, the FASB issued accounting standards update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, certain information about income taxes paid, and certain information disaggregated between federal, state, and/or domestic, and foreign. This guidance is effective for public business entities after December 15, 2024, with early adoption permitted. The Company adopted this standard on January 1, 2025, and there was no material impact to its current financial position or results of operations.

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

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of March 31, 2025
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,036	$—	$—
Restricted cash	1,300	—	—
Total fair value of assets	$4,336	$—	$—

	As of December 31, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,003	$—	$—
Restricted cash	1,300	—	—
Total	$4,303	$—	$—

Fair value of liabilities
Contingent interest feature derivative	—	—	(1,700)
Total fair value of liabilities	$—	$—	$(1,700)

Contingent Interest Feature Derivative

The fair value is based on Level 3 inputs, which include the projected escalating incremental interest expense from the 2024 Standard Farms Loan. The Retail Location opened on February 14, 2025, which resolved the contingent interest feature and resulted in the derecognition of the embedded derivative. The balance of the embedded derivative was zero and $1,700 as of March 31, 2025 and December 31, 2024, respectively. See Note 10 — Notes Payable for additional information.

All dollar amounts expressed in thousands, except per share amounts

Investments

The Akerna Corp. (“Akerna”) marketable security balance included in investments has Level 1 inputs. During the three months ended March 31, 2024, the Company recorded a loss of $1 related to its investment in Akerna, which brought the carrying value of the investment to zero. No additional loss was recorded during the three months ended March 31, 2025. This loss is included in unrealized loss on investment on the condensed consolidated statements of operations and comprehensive loss. See Note 6 — Investments for additional information.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair values based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 10 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 8 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during each of the three months ended March 31, 2025 and 2024.

4. Inventories

The Company’s inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw Material - cannabis plants	$2,539	$2,189
Raw Material - other materials	549	478
Work in progress	8,313	9,882
Finished goods	6,671	9,065
Supplies and accessories	852	891
Total Inventories	$18,924	$22,505

During the three months ended March 31, 2025 and 2024, the Company recorded total inventory adjustments of $775 and $13, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

5. Property, Plant and Equipment and Assets Held for Sale

The Company’s property, plant and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Land	$5,010	$5,010
Machinery & equipment	13,565	13,592
Furniture & fixtures	755	752
Buildings	45,100	45,100
Greenhouse - agricultural structure	6,769	6,769
Leasehold improvements	9,678	10,441
Construction in progress	250	483
Autos & trucks	274	274
Total cost	81,401	82,421
Less: Accumulated depreciation	(51,030)	(51,688)
Total property, plant and equipment, net	$30,371	$30,733

During the three months ended March 31, 2025 and 2024, the Company recognized depreciation expense of $1,179 and $1,548, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

All dollar amounts expressed in thousands, except per share amounts

Assets Held for Sale

On January 28, 2025, CAC entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts. The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. As a result, the Company reclassified $1,541 of its assets to assets held for sale on the condensed consolidated balance sheet as of March 31, 2025. Of this amount, $1,300 was reclassified out of property, plant and equipment, net.

See below for the cost and related accumulated amortization by asset class transferred out of property, plant and equipment, net:

		Accumulated
Asset class	Cost	Depreciation	Carrying Value
Leasehold improvements	$2,784	$(1,585)	$1,199
Machinery & equipment	315	(226)	89
Furniture & fixtures	37	(25)	12
Total	$3,136	$(1,836)	$1,300

6. Investments

During the three months ended March 31, 2024, the Company recorded an unrealized loss of $1 from its investment in Akerna, bringing the balance of the investment to zero. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss, and the balance of the Akerna investment was zero as of both March 31, 2025 and December 31, 2024.

7. Intangible Assets

Intangible asset balances consisted of the following:

	December 31,		Amortization		March 31,
Intangible assets, net	2024	Additions	Expense	Impairment	2025
Customer relationships	$27,713	$—	$(1,053)	$—	$26,660
Trademarks	6,775	—	(453)	—	6,322
License rights(1)	2,253	—	(4)	—	2,249
Patents & technologies	7,804	—	(488)	—	7,316
Backlog and non-competition agreements	4	—	—	—	4
Total intangible assets, net	$44,549	$—	$(1,998)	$—	$42,551

	December 31,		Amortization		March 31,
Intangible assets, net	2023	Additions	Expense	Impairment	2024
Customer relationships	$51,812	$—	$(1,674)	$—	$50,138
Trademarks	14,264	—	(737)	—	13,527
License rights(1)	2,271	—	(4)	—	2,267
Patents & technologies	16,450	—	(823)	—	15,627
Backlog and non-competition agreements	4	—	—	—	4
Total intangible assets, net	$84,801	$—	$(3,238)	$—	$81,563

_____________

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing.

All dollar amounts expressed in thousands, except per share amounts

As of both March 31, 2025 and December 31, 2024, the total historical cost of intangible assets was $159,967 and the total cost of intangible assets net of impairment was $132,668, which is included in intangible assets, net in the condensed consolidated balance sheets. Amortization expense for the three months ended March 31, 2025 and 2024 was $1,998 and $3,238, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

The following table outlines the estimated future annual amortization expense for intangible assets as of March 31, 2025:

Estimated
Years ended December 31,	amortization
Remainder of 2025	$5,994
2026	7,836
2027	7,836
2028	7,818
2029	3,622
Thereafter	7,245
$40,351

8. Loans Receivable

A breakdown of the loans receivable terms and balances are as follows:

Loans receivable	March 31, 2025	December 31, 2024
Teneo Fund SPVi LLC Note	$5,444	$5,472
Less allowance for expected credit losses	(4,556)	(4,556)
Loans receivable	$888	$916

Impairment

At each reporting date, the Company assesses whether loans receivable are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three months ended March 31, 2025, the Company did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of March 31, 2025
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,444	$(4,556)	$888
Net loans receivable	$5,444	$(4,556)	$888

All dollar amounts expressed in thousands, except per share amounts

	As of December 31, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,472	$(4,556)	$916
Net loans receivable	$5,472	$(4,556)	$916

9.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	March 31, 2025	December 31, 2024
Accounts payable	$51,785	$50,272
Accrued payroll	1,496	1,498
Other current payables/liabilities(1)	252	125
Total accounts payable and accrued liabilities	$53,533	$51,895

_____________

(1)Includes accrued host agreement due, accrued freight, loyalty liability, and sales tax payable.

Loyalty Liability

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. The loyalty points are accrued when earned as a liability and reduction of revenues. The amount earned is deferred until the loyalty points are redeemed or expire. As of March 31, 2025 and December 31, 2024, the loyalty liability totaled $89 and $91, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

On July 19, 2024, the Guarantors entered into an amended side letter (the “Amended Side Letter”) with the Secured Party. Under the Amended Side Letter, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of September 29, 2024; $29,000, as of December 30, 2024; $27,000, as of March 29, 2025; $25,000, as of June 29, 2025; and $15,000, as of June 30, 2025 (the “Reduction Plan”). The amounts owed accrue interest at rates ranging from 5.0% to 10.0%, dependent upon the date of the invoices, how long such invoices have remained outstanding, and other criteria. The Company incurred related interest expense of $739 for the three months ended March 31, 2025, with accrued unpaid interest of $1,195 at March 31, 2025, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

All dollar amounts expressed in thousands, except per share amounts

10. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	March 31, 2025	December 31, 2024
Revolving Facility – Interest rate of 10.5% as of March 31, 2025, due on July 21, 2025 (1)	$4,394	$4,406
2023 Refinanced Notes – Interest rate of 25.0% per annum as of March 31, 2025, due on February 15, 2026 (2)	56,652	53,185
2023 New Notes – Interest rate of 24.0% per annum as of March 31, 2025, due on February 15, 2027 (2)	13,855	13,057
Employee Retention Credit note and other loans and borrowings	2,563	3,594
2024 Standard Farms Loan	8,107	2,101
2024 Standard Farms Loan, Derivative Features	—	1,700
Total debt	85,571	78,043
Less: Debt discount and debt issuance costs	(8,384)	(5,956)
Less: Current portion of notes payable	(64,991)	(28,336)
Total debt, net of discount, net of current portion	$12,196	$43,751

_____________

(1)The Revolving Facility initially matured on July 21, 2024 and automatically renewed on July 21, 2024 for a one-year term to an updated maturity date of July 21, 2025. The Revolving Facility will continue to renew for successive one-year terms unless terminated by the Company or the lender.
(2)The interest rates of 25.0% and 24.0% are the default interest rates in effect.

Revolving Facility

During the three months ended March 31, 2025, the Company drew proceeds of $13,214 and made principal and interest payments of $13,388 on its Revolving Facility. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement, which included reducing the borrowing capacity of the Revolving Facility from $12,500 to $6,000.

The Company paid $41 and $73 for lender fees during the three months ended March 31, 2025 and 2024, respectively.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the base interest rate increased from 17.0% to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. As of March 31, 2025, the Company used a default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. During the three months ended March 31, 2025, compounded interest of $3,467 was added to the principal balance and no principal payments were made.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $503 and $22, respectively. These amortization amounts are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $4,811 as of March 31, 2025.

All dollar amounts expressed in thousands, except per share amounts

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During the three months ended March 31, 2025 and 2024, compounded interest of $800 and $656 was added to the principal balance, respectively, and no principal payments were made.

Employee Retention Credit Note

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) totaling $3,615. To accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. The Company expected the IRS to approve or deny its claim within the next 12 months. During the three months ended March 31, 2025, the Company received approval and refunds from the IRS in the amount of $1,274. Of this amount, $242 represented accumulated interest and was passed through to 1861 Acquisition. The remaining $1,032 settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations and comprehensive loss. Upon approval and payment of the remaining claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

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

The Retail Location opened on February 14, 2025, which resolved the contingent interest feature and resulted in the derecognition of the embedded derivative. The balance of the embedded derivative was zero as of March 31, 2025. During the three months ended March 31, 2025, the Company drew an additional $1,760 on the 2024 Standard Farms Loan for buildout of the Retail Locations and recognized an additional debt discount of $1,393. Of this amount, $388 was related to lender fees, and $1,005 represents above market interest. For the three months ended March 31, 2025 amortization expense related to the total debt discount was $119, which is included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $3,573 as of March 31, 2025.

The Company can request the remaining $5,500 in two separate tranches based on achieving certain criteria set forth in the 2024 Standard Farms Loan agreement.

All dollar amounts expressed in thousands, except per share amounts

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

Future principal payments due and interest accrued as of March 31, 2025 were as follows:

Year ended December 31,	Amount
Remainder of 2025	$6,292
2026	38,000
2027	13,020
Total principal payments	57,312
Add: Accrued interest	28,259
Total	$85,571

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

All dollar amounts expressed in thousands, except per share amounts

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

As of March 31, 2025, the Massachusetts Lease Liability had a balance of $44,335. Future minimum lease payments for the Massachusetts Lease Liability as of March 31, 2025 are as follows:

Year ended December 31,	Amount
Remainder of 2025	$5,954
2026	4,695
2027	4,813
2028	4,933
2029	5,056
2030 and thereafter	162,907
Total future payments	188,358
Less: Interest	(151,735)
Total present value of minimum payments	36,623
Add: Estimated ending residual value	7,712
Total	$44,335

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$697	$704
Finance lease cost:
Amortization of lease assets	224	194
Interest on lease liabilities	156	81
Finance lease costs	380	275
Total lease cost	$1,077	$979

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	March 31, 2025	December 31, 2024
Operating leases
Weighted average discount rate	19.1%	19.1%
Weighted average remaining lease term	12.47 years	12.70 years
Finance leases
Weighted average discount rate	13.9%	8.0%
Weighted average remaining lease term	12.49 years	3.15 years

All dollar amounts expressed in thousands, except per share amounts

On January 28, 2025, Commonwealth Alternative Care (“CAC”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assume certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts. As a result, the Company reclassified $1,541 of its assets to assets held for sale on the condensed consolidated balance sheet as of March 31, 2025. This amount included $211 of right-of-use assets related to one of its finance leases. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for additional information.

On February 15, 2023, the Company completed the sale and leaseback of its facility in White Haven, Pennsylvania (the “White Haven Facility”) to the buyer (the “Pennsylvania Transaction”) for $15,000 with net proceeds used towards repayment of debt and working capital. The lease is for an initial term of 15 years with two five-year options to extend. Rent under the lease will be payable monthly at a rate of $188 per month. Rent increases 2.5% on the second annual anniversary of the lease commencement date and then annually throughout the initial lease term.

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized a right-of-use (“ROU”) asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the balance of the operating lease liability associated with this transaction was $12,184.

Future minimum lease payments under the Company’s non-cancellable leases as of March 31, 2025 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2025	$1,464	$1,873
2026	1,449	2,553
2027	1,455	2,618
2028	866	2,637
2029	642	2,550
2029 and thereafter	11,114	23,114
Total undiscounted lease liabilities	16,990	35,345
Interest or discount on lease liabilities	(10,253)	(22,554)
Total present value of minimum lease payments	6,737	12,791
Lease liability - current portion	(1,063)	(138)
Lease liability	$5,674	$12,653

13. Shareholders' Equity

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the three months ended March 31, 2025 and 2024, there were no LP Units of JJ LP converted to common shares. As of each of March 31, 2025 and December 31, 2024, 43,821,379 LP Units of JJ LP were issued and outstanding.

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

The following table summarizes the warrants that remain outstanding as of March 31, 2025:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Debt modification warrants	0.09	91,999,901	February 15, 2030
		91,999,901

There was no warrant activity during the three months ended March 31, 2025.

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of March 31, 2025, 15,748,928 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	715,252	$0.03
Vested	(37,917)	0.03
Forfeited	(14,526)	0.03
Unvested as of March 31, 2025	662,809	$0.03

During the three months ended March 31, 2025 and 2024, the Company recorded $2 and $48 of share-based compensation expense, respectively, relating to RSUs.

On June 12, 2023, the Company approved the grant of 2,468,301 RSUs to the audit committee chair of the Board, and 7,404,903 RSUs to three new members of the Board. These RSUs were issued at a weighted average grant date fair value of $0.03.

During August 2023, the Board granted 3,196,678 RSUs and issued 538,425 shares to certain employees in connection with their employment with the Company. Of these RSUs, 2,406,290 had vested as of March 31, 2025. The remaining RSUs are scheduled to vest on a quarterly basis through December 1, 2026. These RSUs were issued at a weighted-average grant date fair value of $0.0294.

As of March 31, 2025, there was $7 of remaining RSU expense to be recognized over the weighted average remaining period of 1.13 years.

All dollar amounts expressed in thousands, except per share amounts

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2024	26,693,855	$0.12	8.78
Forfeited	(97,503)	0.45	—
Balance as of March 31, 2025	26,596,352	$0.12	8.54

For the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $63 and $17, respectively, related to these options.

On September 29, 2024, the Company entered into an independent director compensation agreement that approved the issuance of 27,878,788 options to four members of the Board, with each member granted 6,969,697 share options. These options were issued at a weighted-average grant date fair value of $0.0143, and share-based compensation expense of $63 was recognized related to these options during the three months ended March 31, 2025. As of March 31, 2025, 20,909,091 options vested, with each Board member receiving 5,227,273 options. The remaining options are scheduled to vest on the business day immediately preceding the next annual general meeting of shareholders.

As of March 31, 2025, there was $23 of remaining expense to be recognized over the weighted average remaining period of 0.22 years.

The following table summarizes the share options that remain outstanding as of March 31, 2025:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	3,811,844	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,694,294
Other employee grants	22,594,508	$ 0.02-3.96	February 14, 2029 - September 29, 2034	17,367,233
Total	26,596,352			21,251,527

Performance Stock Units (“PSUs”)

There was no PSU activity during the three months ended March 31, 2025, and there were 700,000 PSUs unvested as of both March 31, 2025 and December 31, 2024.

As there was no PSU activity during the three months ended March 31, 2025, no share-based compensation expense was recognized for this period. During the three months ended March 31, 2024, the Company recorded share-based compensation expense of $42 relating to PSUs.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s Chief Executive Officer (“CEO”) (the “CEO Agreement”) pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan of which up to 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs. On

All dollar amounts expressed in thousands, except per share amounts

April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. These PSUs vested per the side letter on June 30, 2024.

As of March 31, 2025, Mark Scatterday, the Company’s former CEO and director, and major stockholder and lender, had an aggregate of 700,000 PSUs outstanding, which are not expected to vest and will therefore forfeit on May 31, 2025.

As of March 31, 2025, all PSU awards granted containing market conditions have expired and there is no remaining expense to be recognized.

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Loss per share	2025	2024
Net loss attributable to TILT	$(13,240)	$(9,651)
Weighted-average number of shares and units outstanding - basic and diluted	391,250,884	385,723,847
Loss per share - basic and diluted	$(0.03)	$(0.03)

Diluted loss per share for each of the three months ended March 31, 2025 and 2024 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Loss before income taxes	$(13,096)	$(11,231)
Income tax (expense) benefit	(144)	1,580
Effective tax rate	(1%)	14%

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.

Deferred taxes are provided using an asset and liability method whereby deferred tax assets and liabilities are recognized based on the rates enacted for the period they are expected to reverse. Temporary differences are the differences between financial statements carrying values of assets and liabilities and the respective tax bases. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs.

The Company’s U.S. income tax attributes are potentially subject to annual limitations resulting from equity shifts that constitute an ownership change as defined by Internal Revenue Code (“IRC”) Section 382. Any potential annual limitations resulting from an equity shift that constitutes an ownership change under IRC Section 382 could result in additional limitation of the realization of U.S. federal, state and local income tax attributes. The Company is not utilizing any net operating loss carryforwards that would be subject to IRC Section 382, and the Company will perform an analysis as necessary.

The Company has recorded uncertain tax liabilities related to the positions taken and expected to be taken on the company’s federal income tax returns for the periods ending December 31, 2024 and 2023. The Company has received legal opinions and analysis related to these positions. The balance of the uncertain tax liabilities as of March 31, 2025 and December 31, 2024 is $1,786 and $1,219, respectively. For the three months ended March 31, 2025 and 2024, the Company

All dollar amounts expressed in thousands, except per share amounts reflected uncertain tax positions tax expense of approximately $567 and $0, respectively, related to a potential liability under Section 280E of the IRC.

16.     Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of March 31, 2025, the balance of the payable was $28,043, which is included in notes payable in the condensed consolidated balance sheet as of March 31, 2025. The payable bears interest at 25.0% as of March 31, 2025 and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $6,858 on the condensed consolidated balance sheet as of March 31, 2025. This payable bears interest at 24.0% as of March 31, 2025 and is due on February 15, 2027. As of March 31, 2025, the Company had paid $2,604 and zero in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

See Note 10 — Notes Payable for additional information regarding the 2023 Refinanced Notes and 2023 New Notes, including calculation of the interest rates for each note as of March 31, 2025.

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

On December 16, 2024, S.K, D.C. and D.G. (the “Named Plaintiffs”) filed a complaint in the United States District Court for the Northern District of California against Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited, identified as unnamed co-conspirators in the complaint.

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

18. Reportable Segments and Revenue

The Company operates in two reportable segments: (i) cannabis segment (Santé Veritas Holdings, Inc. or “SVH”), Standard Farms PA, Standard Farms OH, Baker, JJ Blocker, and CAC, and (ii) accessories (Jupiter). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and

All dollar amounts expressed in thousands, except per share amounts distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products.

Information related to each segment is set out below. Other segment (income) expenses is primarily made up of income tax expense, insurance expense, and selling expense, as well as various other general and administrative expenses. Segment net loss is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries. The Company has elected not to disclose segment-level asset information, as the Company’s CEO, who is also its CODM, does not review such information to assess the performance of the segment and allocation resources.

The following tables present the operating results of the Company’s segments:

	Three Months Ended March 31, 2025
	Cannabis	Accessories	Corporate	Total
Revenue	$8,595	$14,285	$—	$22,880
Inter-segment revenue	—	(155)	—	(155)
Net revenue	$8,595	$14,130	$—	$22,725
Cost of goods sold	8,741	10,592	—	19,333
Wages and benefits	1,855	979	1,038	3,872
Professional fees	103	193	681	977
Depreciation and amortization	659	1,961	—	2,620
Interest expense	1,885	906	4,772	7,563
Other segment (income) expenses	765	2,297	(1,462)	1,600
Net loss	$(5,413)	$(2,798)	$(5,029)	$(13,240)

	Three Months Ended March 31, 2024
	Cannabis	Accessories	Corporate	Total
Revenue	$10,389	$27,369	$—	$37,758
Inter-segment revenue	—	(254)	—	(254)
Net revenue	$10,389	$27,115	$—	$37,504
Cost of goods sold	8,672	22,115	—	30,787
Wages and benefits	1,852	1,267	1,377	4,496
Professional fees	147	233	1,006	1,386
Depreciation and amortization	647	3,219	—	3,866
Impairment loss	12	—	—	12
Interest expense	1,369	925	3,749	6,043
Other segment (income) expenses	(436)	1,937	(936)	565
Net loss	$(1,874)	$(2,581)	$(5,196)	$(9,651)

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	US	Canada	Other	Total
Revenue	$20,704	$1,838	$183	$22,725
Gross profit	3,145	196	51	3,392

	Three Months Ended March 31, 2024
	US	Canada	Other	Total
Revenue	$33,356	$4,139	$9	$37,504
Gross profit	5,594	1,123	-	6,717

All dollar amounts expressed in thousands, except per share amounts

19. Subsequent Events

During April 2025, the Company received an additional $2,219 in refund checks from the IRS related to its Employee Retention Credit note. Of this amount, $285 represented accumulated interest and was passed through to 1861 Acquisition. The remaining $1,934 settled a portion of the ERC note and was recorded as other income.

On April 10, 2025, Redbud Roots Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

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

Through CAC, the Company operates a vertically integrated marijuana facility in Taunton, Massachusetts, dually licensed for both medical and adult-use cultivation, manufacturing and retail sales. Through this operating facility, the Company produces, packages, and sells a variety of cannabis flower, vape cartridge, concentrate, edible and topical products via wholesale and retail to Massachusetts customers.

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

Significant Developments in the Quarter

On January 28, 2025, Commonwealth Alternative Care (“CAC”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts. The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. As a result, the Company reclassified $1,541 of its assets to assets held for sale on the condensed consolidated balance sheet as of March 31, 2025. This amount includes $1,300 of property, plant and equipment, net, $211 of right-of-use assets related to a finance lease, and $30 of prepaid expenses. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for additional information.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024
Revenues, net	$22,725	$37,504
Cost of goods sold	(19,333)	(30,787)
Gross profit	3,392	6,717
Operating loss	(6,569)	(5,389)
Total other expense	(6,527)	(5,842)
Loss from operations before income tax	(13,096)	(11,231)
Net loss	(13,240)	(9,651)

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

Revenue for the three months ended March 31, 2025 was $22,725, down from $37,504 for the three months ended March 31, 2024, reflecting a year-over-year decrease of $14,779 or 39%. The decrease was mainly attributable to Jupiter which saw revenue decrease $12,985 or 48% year-over-year, mainly driven by lower sales volume related to the temporary transition of certain customers to a commission structure. Additionally, the cannabis division decreased revenue by $1,794 or 17% year-over-year, primarily driven by a decrease in sales volume in the Massachusetts and Pennsylvania markets.

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

Cost of goods sold for the three months ended March 31, 2025 was $19,333, down from $30,787 for the three months ended March 31, 2024 reflecting a year-over-year decrease of $11,454 or 37%, mainly attributable to the sales volume decline described above. This was partially offset by an increase in expenses related to inventory adjustments for excess and obsolete products as well as the absence of a one-time credit for community impact fees as was received in the prior year period.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the three months ended March 31, 2025 was $3,392, down from $6,717 for the three months ended March 31, 2024, which reflects a year-over-year decrease of $3,325 or 50%. Gross margin was 15% and 18% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross profit was mainly driven by the decreased sales volume whereas the decrease in gross margin was primarily driven by the increase in expenses related to inventory adjustments for excess and obsolete products. Additionally, the gross margin in the prior year period benefited from a one-time credit for community impact fees whereas there was no such credit in the current period.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Wages and benefits	$3,872	$4,496
General and administrative	3,346	3,483
Sales and marketing	58	142
Share-based compensation expense	65	107
Depreciation and amortization	2,620	3,866
Impairment loss	—	12
Total operating expenses	$9,961	$12,106

Total operating expenses for the three months ended March 31, 2025 were $9,961, a decrease of $2,145 or 18% year-over-year from $12,106. The decrease was primarily due to wages and benefits driven mainly by a decrease in headcount as a result of the Company’s cost reduction strategies. Additionally, depreciation and amortization expense decreased mainly due to the impairment of intangible assets at December 31, 2024, leading to lower amortization expense during the current period.

Impairment Losses

Impairment losses for the three months ended March 31, 2024 were $12. There were no impairment losses recognized during the three months ended March 31, 2025.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest income	$—	$2
Other income	1,034	204
Unrealized loss on investment	—	(1)
Gain (loss) on foreign currency exchange	2	(4)
Interest expense	(7,563)	(6,043)
Total other expense	$(6,527)	$(5,842)

Other expense for the three months ended March 31, 2025 was $6,527, an increase of $685 from other expense of $5,842 for the three months ended March 31, 2024, primarily due to the increase in interest expense which was driven mainly by compounding interest on certain debt and interest related to the 2024 Standard Farms Loan. Partially offsetting the foregoing, other income increased, mainly due to the receipt of refunds from the IRS related to previously filed claims for ERC. See Note 10 – Notes Payable for further details.

All dollar amounts expressed in thousands, except per share amounts

Income Tax (Expense Benefit

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the three months ended March 31, 2025 was $144, an increase of $1,724 from income tax benefit of $1,580 for the three months ended March 31, 2024. See Note 15 — Income Taxes for further details.

Net Loss Attributable to TILT

The Company recorded net loss of $13,240 for the three months ended March 31, 2025 compared to net loss of $9,651 for the three months ended March 31, 2024, for an increase in net loss of $3,589 primarily driven by the $3,325 decrease in gross profit, the $685 increase in other expense, and the $1,724 increase in income tax expense, partially offset by the $2,145 decrease in operating expense.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $3,036 as of March 31, 2025 compared to $3,003 as of December 31, 2024. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $13,240 during the three months ended March 31, 2025 and has an accumulated deficit of $1,138,997 as of March 31, 2025. Additionally, as of March 31, 2025, the Company had negative working capital of $85,950 compared to negative working capital of $46,608 as of December 31, 2024. The decrease in working capital was primarily driven by an increase in notes payable due in the next 12 months and a decrease in inventories.

On January 28, 2025, CAC, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts. The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. As a result, the Company reclassified $1,541 of its assets to assets held for sale on the condensed consolidated balance sheet as of March 31, 2025. This amount includes $1,300 of property, plant and equipment, net, $211 of right-of-use assets related to a finance lease, and $30 of prepaid expenses. See Note 5 — Property, Plant and Equipment and Assets Held for Sale for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan will be used to construct dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit will allow the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). Proceeds from the 2024 Standard Farms Loan will also be utilized for the initial setup and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and will initially bear interest at 20%. The interest rate will automatically increase to 30% upon Standard Farm PA’s opening a Retail Location and completing a first commercial sale in the Commonwealth (“Location Opening Date”). On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which is allocated to a

All dollar amounts expressed in thousands, except per share amounts contingent interest derivative, and recognized a debt discount of $784. The Retail Location opened on February 14, 2025, which resolved the contingent interest feature and resulted in the derecognition of the embedded derivative. The balance of the embedded derivative was zero as of March 31, 2025. See Note 10 — Notes Payable for additional information.

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

As of March 31, 2025, the Company continued to apply the default rate of 25.0% to accrue interest on the refinancing of $38,000 of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1% annual increase pursuant to the first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”), as the principal balance was more than $30,000 as of February 15, 2024, which was the first anniversary of the date the Company entered into the NPA Amendment (the “Effective Date”). The private placement secured promissory notes issued pursuant to the NPA Amendment (the “2023 New Notes”) remain at the default interest rate of 24.0%.

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

However, the interest payments under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating a waiver and forbearance agreement with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 10 — Notes Payable for additional information.

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

All dollar amounts expressed in thousands, except per share amounts

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$1,903	$(2,439)
Net cash used in investing activities	(2,089)	(185)
Net cash provided by financing activities	219	2,819
Effect of foreign exchange on cash and cash equivalents	—	(8)
Net changes in cash and cash equivalents	$33	$187

For the three months ended March 31, 2025, cash was provided by (used in):

●	Operating activities: $1,903. The cash flow from operating activities for the three months ended March 31, 2025 increased $4,342 as compared to cash used in operating activities of $2,439 for the three months ended March 31, 2024, mainly driven by lower inventory purchases compared to the prior year period related to the Company’s shift to an asset-light model with a focus on just-in-time inventory.
●	Investing activities: ($2,089). The cash flow from investing activities for the three months ended March 31, 2025 decreased $1,904 from cash used in investing activities of $185 for the three months ended March 31, 2024. The decrease was mainly related to the buildout of the Standard Farms PA Retail Location during the three months ended March 31, 2025. See Note 10 – Notes Payable.
●	Financing activities: $219. The cash flow from financing activities for the three months ended March 31, 2025 decreased $2,600 as compared to cash provided by financing activities of $2,819 for the three months ended March 31, 2024. The decrease was mainly driven by decreased draw on the Revolving Facility and repayments made on the Employee Retention Credit Note. For further details see Note 10 — Notes Payable.

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the three months ended March 31, 2025 from those previously disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 8. Note 2 to our audited consolidated financial statements in the Form 10-K and the “Recently Adopted and Issued Accounting Pronouncements” section of Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to the Financial Statements.

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

All dollar amounts expressed in thousands, except per share amounts

Regulation of Cannabis in the U.S. Federally

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. On May 16, 2024, the DEA, which has final jurisdiction over scheduling decisions, issued a proposed rule to move cannabis from Schedule I to Schedule III. However, the rescheduling process was indefinitely delayed on January 15, 2025, after allegations of bias and improper communication by the DEA prompted an administrative ruling that halted proceedings pending further action by the agency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 16, 2024, S.K, D.C. and D.G. (the “Named Plaintiffs”) filed a complaint in the United States District Court for the Northern District of California against Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. On March 7, 2025, the Named Plaintiffs filed a First Amended Complaint adding Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited as defendants.

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

On April 10, 2025, Redbud Roots Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A. “Risk Factors” of the Form 10-K for the year ended December 31, 2024, and all information contained in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, results of operations, and cash flows filed with the SEC and on SEDAR+ at www.sedarplus.com. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or currently considered immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K

We may be adversely affected by boycotts, civil unrest, trade disputes, and other geo-political disruptions.

We may be adversely affected by boycotts, civil unrest and other geo-political disruptions. These events may damage our properties, deny us access to an adequate workforce, increase the cost of energy and other raw materials, temporarily or permanently close our facilities, disrupt the production, supply and distribution of our products and potentially disrupt information systems.

All dollar amounts expressed in thousands, except per share amounts

The U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting our vaporizer and vaporizer accessory products. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

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

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#

Asset Purchase Agreement dated January 28, 2025, by and among Commonwealth Alternative Care Inc. and In Good Health Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2025)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

______________________

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

Date: May 15, 2025	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer (Principal Financial Officer)