Form 10-Q
period 2025-06-30
TILT Holdings Inc.
filed 2025-08-14
CIK 1761510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-56422

TILT Holdings Inc.

(Exact name of registrant as specified in its charter)

British Columbia	83-2097293
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7655 E. Redfield Road #110
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2025, there were 347,463,688 common shares, without par value, of TILT Holdings Inc. outstanding, excluding limited partnership units of Jimmy Jang, L.P. exchangeable for 43,821,379 common shares.

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

Management of the Company has based the forward-looking statements on its current views with respect to future events and financial performance and has made assumptions and applied certain factors regarding, among other things: future product pricing; costs of inputs; the Company’s ability to successfully market its products to its anticipated clients; the Company’s reliance on its key personnel; certain regulatory requirements; the application of federal and state environmental laws; the impact of increasing competition; the Company’s ability to successfully execute its operating plan for the next 12 months; the Company’s ability to obtain additional financing on favorable terms; the Company’s ability to defer principal and interest payments on certain notes; the Company’s ability to successfully negotiate a mutually agreeable resolution with certain noteholders; the receipt of applicable regulatory approvals; and the regulatory environments in which the Company operates. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s forward-looking statements are expressly qualified in their entirety by this cautionary statement. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TILT HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts Expressed in Thousands of United States Dollars, Except for Share Amounts)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$772	$1,643
Restricted cash	1,277	1,276
Trade receivables, net	5,689	10,647
Inventories	10,895	14,468
Prepaid expenses and other current assets	1,151	1,790
Assets held for sale, current portion	10,447	11,023
Total current assets	30,231	40,847

Non-current assets
Property, plant and equipment, net	2,892	1,012
Right-of-use assets – finance, net	3,669	204
Right-of-use assets – operating, net	11,411	11,384
Intangible assets, net	40,553	44,549
Loans receivable	830	916
Goodwill	17,721	17,721
Other assets	1,094	1,834
Assets held for sale, net of current portion	29,888	32,857
TOTAL ASSETS	$138,289	$151,324

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$49,031	$46,873
Income taxes payable	3,019	2,815
Deferred revenue	1,425	3,143
Finance lease liability, current portion	—	304
Operating lease liability, current portion	110	—
Notes payable, current portion	66,542	28,336
Liabilities held for sale, current portion	3,985	6,003
Total current liabilities	124,112	87,474

Non-current liabilities
Finance lease liability, net of current portion	3,793	—
Operating lease liability, net of current portion	12,252	12,173
Notes payable, net of discount, net of current portion	13,522	43,751
Deferred tax liability	697	697
Other liabilities	147	345
Liabilities held for sale, net of current portion	46,188	44,086
TOTAL LIABILITIES	200,711	188,526

Shareholders’ deficit
Common shares, without par value, unlimited shares authorized, 391,285,067 and 391,231,496 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	856,244	856,243
Additional paid-in capital	226,321	226,242
Warrants	5,106	5,106
Accumulated other comprehensive income	966	964
Accumulated deficit	(1,151,059)	(1,125,757)
TOTAL SHAREHOLDERS’ DEFICIT	(62,422)	(37,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$138,289	$151,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$10,486	$18,979	$27,417	$48,910
Cost of goods sold	(8,666)	(15,393)	(22,577)	(39,902)
Gross profit	1,820	3,586	4,840	9,008

Operating expenses:
Wages and benefits	2,384	3,169	4,837	6,173
General and administrative	2,075	2,730	4,808	5,606
Sales and marketing	34	131	70	210
Share-based compensation expense	15	23	81	130
Depreciation and amortization	2,319	3,474	4,599	6,955
Impairment loss	—	5	—	5
Total operating expenses	6,827	9,532	14,395	19,079
Operating loss	(5,007)	(5,946)	(9,555)	(10,071)

Other income (expense):
Interest income	—	1	—	2
Other income	2,385	937	3,916	1,502
Unrealized loss on investment	—	—	—	(1)
Loss on foreign currency exchange	(4)	—	(3)	(4)
Gain on termination of lease	1,160	—	1,160	—
Interest expense	(7,596)	(5,377)	(13,698)	(10,052)
Total other expense	(4,055)	(4,439)	(8,625)	(8,553)
Loss from continuing operations before income tax	(9,062)	(10,385)	(18,180)	(18,624)

Income taxes:
Income tax expense	(89)	(6,165)	(233)	(4,585)
Net loss from continuing operations	(9,151)	(16,550)	(18,413)	$(23,209)

Loss from discontinued operations:
Loss from discontinued operations	(2,911)	(19,397)	(6,889)	(22,389)
Net loss	$(12,062)	$(35,947)	$(25,302)	$(45,598)

Other comprehensive loss:
Net loss	$(12,062)	$(35,947)	$(25,302)	$(45,598)
Foreign currency translation differences	2	(1)	2	(8)
Comprehensive loss	$(12,060)	$(35,948)	$(25,300)	$(45,606)

Weighted average number of shares outstanding:
Basic and diluted	391,277,156	388,483,846	391,264,093	387,103,846
Net loss per common share
Basic and diluted from continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.06)
Basic and diluted from discontinued operations	$0.00	$(0.05)	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

					Accumulated Other		Shareholders'
	Common Shares		Additional		Comprehensive	Accumulated	Deficit
	Shares	Amount	Paid-in Capital	Warrants	Income	Deficit	Total
Balance - December 31, 2024	391,231,496	$856,243	$226,242	$5,106	$964	$(1,125,757)	$(37,202)
Share-based compensation	—	—	63	—	—	—	63
Issuance and vesting of restricted share units	29,575	2	—	—	—	—	2
Comprehensive loss for the period	—	—	—	—	—	(13,240)	(13,240)
Balance - March 31, 2025	391,261,071	$856,245	$226,305	$5,106	$964	$(1,138,997)	$(50,377)
Share-based compensation	—	—	16	—	—	—	16
Issuance and vesting (forfeiture) of restricted share units	23,996	(1)	—	—	—	—	(1)
Comprehensive income (loss) for the period	—	—	—	—	2	(12,062)	(12,060)
Balance - June 30, 2025	391,285,067	$856,244	$226,321	$5,106	$966	$(1,151,059)	$(62,422)

					Accumulated Other		Shareholders’
	Common Shares		Additional		Comprehensive	Accumulated	Equity
	Shares	Amount	Paid-in Capital	Warrants	Income (Loss)	Deficit	Total
Balance - December 31, 2023	384,833,546	$856,422	$225,250	$5,835	$973	$(1,026,087)	$62,393
Share-based compensation	—	—	17	—	—	—	17
Issuance and vesting of restricted share units	2,613,463	90	—	—	—	—	90
Comprehensive loss for the period	—	—	—	—	(7)	(9,651)	(9,658)
Balance - March 31, 2024	387,447,009	$856,512	$225,267	$5,835	$966	$(1,035,738)	$52,842
Share-based compensation	—	—	3	—	—	—	3
Issuance and vesting of restricted share units	3,044,399	20	—	—	—	—	20
Comprehensive loss for the period	—	—	—	—	(1)	(35,947)	(35,948)
Balance - June 30, 2024	390,491,408	$856,532	$225,270	$5,835	$965	$(1,071,685)	$16,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts Expressed in Thousands of United States Dollars)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,302)	$(45,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assets held for sale, net of tax	6,889	22,389
Unrealized loss on investments	—	1
Gain on lease termination and other	(1,160)	—
Depreciation and amortization	4,517	6,884
Amortization of operating lease right of use assets	1,316	1,320
Payments on operating lease liability	(1,155)	(1,138)
Change in allowance for doubtful accounts	76	12
Deferred tax	—	4,129
Share-based compensation expense	81	130
Accretion (adjustment) of debt discount	2,181	(249)
Impairment loss and loss on disposal of assets	—	5
Inventory adjustments	632	351
Non-cash interest expense	9,405	8,810
Intercompany funding	(1,924)	(2,420)
Net change in working capital items:
Trade receivables, net	4,881	6,853
Inventories	2,940	745
Prepaid expenses and other current assets	737	920
Accounts payable and accrued liabilities	1,785	(3,518)
Income tax payable	204	361
Deferred revenue	(1,718)	(2,104)
Cash provided by (used in) operating activities - continuing operations	4,385	(2,117)
Cash (used in) provided by operating activities - discontinued operations	(280)	419
Net cash provided by (used in) operating activities	4,105	(1,698)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,119)	(77)
Repayment of loan receivable, net of advances	86	64
Cash used in investing activities - continuing operations	(2,033)	(13)
Cash used in investing activities - discontinued operations	(9)	(402)
Net cash used in investing activities	(2,042)	(415)

Cash flows from financing activities:
Payments on financing lease liability	(258)	(274)
Repayments on Revolving Facility	(24,426)	(47,383)
Repayments on Employee Retention Credit note	(2,965)	—
Proceeds from Revolving Facility	21,606	46,430
Proceeds from 2024 Standard Farms Loan	2,819	3,000
Cash (used in) provided by financing activities - continuing operations	(3,224)	1,773
Cash used in financing activities - discontinued operations	(239)	(308)
Net cash (used in) provided by financing activities	(3,463)	1,465

Effect of foreign exchange on cash and cash equivalents	2	(7)

Net change in cash and cash equivalents and restricted cash	(1,398)	(655)

Cash and cash equivalents and restricted cash, beginning of year	4,303	3,332

Cash and cash equivalents and restricted cash, end of year	$2,905	$2,677

Supplemental disclosures of non-cash investing and financing activities:
Increases to right of use assets related to SF PA Retail Facility	$3,741	$—
Increase to finance lease liability related to SF PA Retail Facility	$3,741	$—
Increases to right of use assets related to Jupiter New Office Lease	$183	$—
Increase to finance lease liability related to Jupiter New Office Lease	$183	$—
2023 Refinanced Notes paid in kind interest	$22,457	$—
Increase in notes payable, discount related to the 2024 Standard Farms Loan	$643	$662
Decrease in inventory related to the 2024 Standard Farms Loan	$—	$2,316
Increase in other assets related to the 2024 Standard Farms Loan	$—	$1,654

Supplemental disclosure of cash flow information:
Cash paid for interest	$552	$698
Cash paid for income taxes	$10	$6

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

TILT was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company is a reporting issuer in Canada in the Provinces of British Columbia, Alberta, and Ontario and its common shares are listed for trading on the Cboe Canada (formerly known as the NEO Exchange) under the symbol “TILT.” In addition, the common shares are quoted on the OTCQB in the U.S. under the symbol “TLLTF.” The Company’s head office is in Scottsdale, Arizona and its registered office is located at Suite 2400, 745 Thurlow Street, Vancouver, BC V6C 0C5 Canada.

Liquidity and Going Concern

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $25,300 during the six months ended June 30, 2025 and has an accumulated deficit of $1,151,059 as of June 30, 2025. Additionally, as of June 30, 2025, the Company had negative working capital of $93,881 compared to negative working capital of $46,627 as of December 31, 2024. The decrease in working capital was primarily driven by an increase in notes payable due in the next 12 months, a decrease in trade receivables mainly due to lower revenue, and a decrease in inventories.

In 2024, the Company announced a strategic review whereby it planned to divest of its plant-touching assets. On January 28, 2025, Commonwealth Alternative Care (“CAC”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of its dispensaries located in Taunton and Brockton, Massachusetts (the “Retail Disposal Group”). The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. During the three months ended June 30, 2025, the Company determined that the wholesale-related operations of CAC and Standard Farms Ohio, LLC (“Standard Farms OH”) (collectively, the “Wholesale Disposal Group”) met the criteria to be classified as held for sale and that the strategic shift would have a major effect on its operations and financial results. The results of the Retail Disposal Group and the Wholesale Disposal Group (collectively, the “Disposal Groups”) are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities of the discontinued operations have been reflected as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. See Note 4 — Assets Held for Sale and Discontinued Operations for additional information.

On May 2, 2024, Standard Farms, LLC (“Standard Farms PA”) entered into a Secured Promissory Note with a third-party experienced retailer and operator (the “Lender”) for borrowings up to $10,500 (the “2024 Standard Farms Loan”). Proceeds from the 2024 Standard Farms Loan were to be used for the construction of dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth of Pennsylvania (the “Commonwealth”). The Standard Farms PA permit allows the construction and operation of up to three medical marijuana dispensaries in the Commonwealth (collectively, the “Retail Locations”). The 2024 Standard Farms Loan will mature on December 31, 2027, and initially bore interest at 20%. On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which was allocated to a contingent interest derivative, and recognized a debt discount of $784. Subsequent to May 2, 2024, the Company drew an additional $3,144 in proceeds on this loan. Proceeds from the 2024 Standard Farms Loan were utilized for the initial setup and operation of the Retail Locations. On February 14, 2025 (the “Location Opening Date”), Standard Farms PA opened a Retail Location and completed its first commercial sale in the Commonwealth, triggering an automatic increase in the interest rate to 30%, derecognition of the $1,700

All dollar amounts expressed in thousands, except per share amounts contingent interest derivative, and recognition of a debt discount for the same amount. See Note 11 — Notes Payable for additional information.

On October 3, 2024, the Company entered into a Second Amendment to its Revolving Facility (the “Revolving Facility Amendment”) through its subsidiary Jupiter Research, LLC (“Jupiter”). The Revolving Facility Amendment updated the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

As of June 30, 2025, the Company continued to apply the default rate of 25.0% to accrue interest on the refinancing of $38,000 of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1.0% annual increase pursuant to the first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”), as the principal balance was more than $30,000 as of February 15, 2024, which was the first anniversary of the date the Company entered into the NPA Amendment (the “Effective Date”). The private placement secured promissory notes issued pursuant to the NPA Amendment (the “2023 New Notes”) remain at the default interest rate of 24.0%.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products; (ii) reducing production and operational costs as a result of efficiencies or divestitures in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain expenditures; (v) obtaining other financings or completing other strategic transactions as necessary; and (vi) deferring principal and interest payments on the notes payable.

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements.

However, the interest payments under the current interest rates will constrain the Company’s liquidity while they remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, (ii) the instructions to Form 10-Q, and (iii) Article 10 of Regulation S-X. In the opinion of our management, our condensed consolidated unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), as filed with the SEC on April 10, 2025 and with the relevant Canadian securities regulatory authorities under our profile on SEDAR+. Except as noted below, there have been no

All dollar amounts expressed in thousands, except per share amounts material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2025. Certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data included in the Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of changes in shareholders’ equity (deficit), and cash flows of the Company for the six months ended June 30, 2025 and 2024. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025.

Assets Held for Sale and Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20 “Discontinued Operations,” a business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated in each reporting period as appropriate. Assets held for sale are not depreciated or amortized.

The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.

In 2024, the Company announced a strategic review, whereby it planned to divest of its plant-touching assets. On January 28, 2025, the Company entered into an asset purchase agreement with In Good Health, Inc. for the sale of the Retail Disposal Group. During the three months ended June 30, 2025, the Company determined that the sale of the Wholesale Disposal Group would have a major effect on its operations and financial results. The Company concluded that the Disposal Groups met the held for sale and discontinued operations criteria during the second quarter of 2025. The Company determined the ultimate disposal will represent a strategic shift that will have a major effect on its operations and financial results. As such, the results of the Disposal Groups are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented. The agreed upon sales price for the Retail Disposal Group is $2,000 cash plus the assumption of certain liabilities. The sales price for the Wholesale Disposal Group had not been finalized as of June 30, 2025.

Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of the Disposal Groups have been reflected as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. The net revenue and expense activities from the Disposal Groups have been reflected as the loss from discontinued operations in the condensed consolidated statement of operations and comprehensive loss. The cash flows from discontinued operations are reflected as cash flows of discontinued operations in the condensed consolidated statements of cash flows.

Unless otherwise noted, all amounts and disclosures included in these notes to condensed consolidated financial statements reflect only our continuing operations. See Note 4 — Assets Held for Sale and Discontinued Operations for additional information.

All dollar amounts expressed in thousands, except per share amounts

Principles of Consolidation

The Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

Use of Estimates

The preparation of these Financial Statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates.

Restricted Cash

The Company had $1,277 and $1,276 in restricted cash as of June 30, 2025 and December 31, 2024, respectively. Included in restricted cash was a certificate of deposit related to Jupiter customs bonds totaling $1,255 as of both June 30, 2025 and December 31, 2024.

Revenue Recognition

Concentration Risk

Customers that account for 10% or more of the Company’s net sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer One	21.1%	0.0%	25.7%	0.0%
Customer Two	0.0%	0.0%	0.0%	10.5%

Deferred Revenue

Contract assets represent the right to receive payment for goods and services that have been transferred to the customer, conditional upon something other than the passage of time. Deferred revenues include obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of June 30, 2025 and December, 31, 2024. The consolidated balance sheets include deferred revenue of $1,425 and $3,143 as of June 30, 2025 and December 31, 2024, respectively, for advance consideration received from wholesale customers for the sale of vaporization and inhalation devices through Jupiter. The amount of $2,414 included in deferred revenue as of December 31, 2024 was recognized in revenue during the six months ended June 30, 2025. The amount of $5,679 included in deferred revenue as of December 31, 2023 was recognized in revenue during the six months ended June 30, 2024.

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

All dollar amounts expressed in thousands, except per share amounts

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

When measuring the fair value of an asset or a liability, the Company uses observable market data as far as possible. Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
●	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets and liabilities measured at fair value on a recurring basis, including their levels in the fair value hierarchy are as follows:

	As of June 30, 2025
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$772	$—	$—
Restricted cash	1,277	—	—
Total fair value of assets	$2,049	$—	$—

All dollar amounts expressed in thousands, except per share amounts

	As of December 31, 2024
	Fair value hierarchy
Fair value of assets	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,643	$—	$—
Restricted cash	1,276	—	—
Total	$2,919	$—	$—

Fair value of liabilities
Contingent interest feature derivative	—	—	(1,700)
Total fair value of liabilities	$—	$—	$(1,700)

Contingent Interest Feature Derivative

The fair value is based on Level 3 inputs, which include the projected escalating incremental interest expense from the 2024 Standard Farms Loan. Upon the Location Opening Date on February 14, 2025, the contingent interest feature derivative balance was derecognized. The contingent interest feature derivative balance was $1,700 as of December 31, 2024. See Note 11 — Notes Payable for additional information.

Financial Instruments

The carrying amount of the Company’s notes payable, which are recorded at amortized cost, approximates their fair values based upon market interest rates available to the Company for debt of similar risk and maturities, a Level 3 input. See Note 11 — Notes Payable for additional information. Additionally, the carrying amount of the Company’s loans receivable, net of expected credit losses, approximates their fair values. See Note 9 — Loans Receivable for additional information. There were no transfers between the levels of fair value hierarchy during each of the six months ended June 30, 2025 and 2024.

4.     Assets Held for Sale and Discontinued Operations

See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies under the caption “Assets Held for Sale and Discontinued Operations” for details on accounting criteria for held for sale and discontinued operations treatment.

The following tables summarize the results of operations of the entities that are being reported as discontinued operations in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$5,242	$7,603	$11,036	$15,175
Cost of goods sold	(4,129)	(6,929)	(9,551)	(13,207)
Gross profit	1,113	674	1,485	1,968

Operating expenses:
Wages and benefits	1,083	1,468	2,502	2,961
General and administrative	497	594	1,109	1,200
Sales and marketing	15	57	36	119
Depreciation and amortization	237	387	578	773
Impairment loss	—	15,723	—	15,734
Total operating expenses	1,832	18,229	4,225	20,787
Operating loss	(719)	(17,555)	(2,740)	(18,819)

All dollar amounts expressed in thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense):
Interest income	—	—	—	1
Other income	81	249	81	390
Gain (loss) on foreign currency exchange	—	—	—	—
Interest expense	(1,821)	(1,415)	(3,282)	(2,783)
Corporate cost allocation	(452)	(676)	(948)	(1,178)
Total other expense	(2,192)	(1,842)	(4,149)	(3,570)
Loss from discontinued operations	$(2,911)	$(19,397)	$(6,889)	$(22,389)

Depreciation expense related to discontinued operations was $2,048 and $2,891 for the six months ended June 30, 2025 and 2024, respectively. Upon meeting the held for sale criteria, the Company ceased depreciating and amortizing its long-lived assets for the Disposal Groups, which primarily includes right-of-use assets and property, plant, and equipment.

Capital expenditures related to discontinued operations were $9 and $402 for the six months ended June 30, 2025 and 2024, respectively.

The following tables summarize the assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$832	$1,360
Restricted cash	24	24
Trade receivables, net	2,206	1,257
Inventories	7,171	8,037
Prepaid expenses and other current assets	214	345
Assets held for sale, current portion	10,447	11,023

Non-current assets
Property, plant and equipment, net	27,682	29,721
Right-of-use assets – finance, net	577	1,255
Right-of-use assets – operating, net	496	557
Other assets	1,133	1,324
Assets held for sale, net of current portion	$29,888	$32,857

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,624	5,022
Finance lease liability, current portion	213	842
Operating lease liability, current portion	148	139
Liabilities held for sale, current portion	3,985	6,003

Non-current liabilities
Finance lease liability, net of current portion	524	2,022
Operating lease liability, net of current portion	425	502
Massachusetts lease liability	45,239	41,556
Other liabilities	—	6
Liabilities held for sale, net of current portion	$46,188	$44,086

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of June 30, 2025, we determined that the fair value of the Disposal Groups, less costs to sell, was not less than their carrying value. The fair value of the Disposal Groups was estimated using the expected sale price as negotiated with the third-party buyers.

All dollar amounts expressed in thousands, except per share amounts

5. Inventories

The Company’s inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw Material - cannabis plants	$845	$894
Raw Material - other materials	274	264
Work in progress	5,777	6,273
Finished goods	3,568	6,631
Supplies and accessories	431	406
Total Inventories	$10,895	$14,468

During the three months ended June 30, 2025 and 2024, the Company recorded total inventory adjustments of $52 and $233, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded total inventory adjustments of $632 and $351, respectively. These amounts are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss.

6. Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Machinery & equipment	$2,237	$1,951
Furniture & fixtures	583	696
Leasehold improvements	2,698	2,124
Construction in progress	157	440
Autos & trucks	96	96
Total cost	5,771	5,307
Less: Accumulated depreciation	(2,879)	(4,295)
Total property, plant and equipment, net	$2,892	$1,012

During the three months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $127 and $99, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $239 and $203, respectively. Depreciation expense is included in cost of goods sold and depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

7. Investments

During the six months ended June 30, 2024, the Company recorded an unrealized loss of $1 from its investment in Akerna, bringing the balance of the investment to zero. This loss is included in unrealized loss on investment in the condensed consolidated statements of operations and comprehensive loss, and the balance of the Akerna investment was zero as of both June 30, 2025 and December 31, 2024.

All dollar amounts expressed in thousands, except per share amounts

8. Intangible Assets

Intangible asset balances consisted of the following:

	December 31,		Amortization		June 30,
Intangible assets, net	2024	Additions	Expense	Impairment	2025
Customer relationships	$27,713	$—	$(2,106)	$—	$25,607
Trademarks	6,775	—	(906)	—	5,869
License rights(1)	2,253	—	(9)	—	2,244
Patents & technologies	7,804	—	(975)	—	6,829
Backlog and non-competition agreements	4	—	—	—	4
Total intangible assets, net	$44,549	$—	$(3,996)	$—	$40,553

	December 31,		Amortization		June 30,
Intangible assets, net	2023	Additions	Expense	Impairment	2024
Customer relationships	$51,812	$—	$(3,349)	$—	$48,463
Trademarks	14,264	—	(1,473)	—	12,791
License rights(1)	2,271	—	(9)	—	2,262
Patents & technologies	16,450	—	(1,645)	—	14,805
Backlog and non-competition agreements	4	—	—	—	4
Total intangible assets, net	$84,801	$—	$(6,476)	$—	$78,325

_____________

(1)License rights primarily consists of indefinite-lived intangible assets, which pertain to licenses for cultivation and processing.

As of both June 30, 2025 and December 31, 2024, the total historical cost of intangible assets was $159,967 and the total cost of intangible assets net of impairment was $132,668, which is included in intangible assets, net in the condensed consolidated balance sheets. Amortization expense for the three months ended June 30, 2025 and 2024 was $1,998 and $3,238, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $3,996 and $6,476, respectively. This amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

The following table outlines the estimated future annual amortization expense for intangible assets as of June 30, 2025:

Estimated
Years ended December 31,	amortization
Remainder of 2025	$3,996
2026	7,836
2027	7,836
2028	7,818
2029	3,622
Thereafter	7,245
$38,353

All dollar amounts expressed in thousands, except per share amounts

9. Loans Receivable

A breakdown of the loans receivable balances are as follows:

Loans receivable	June 30, 2025	December 31, 2024
Teneo Fund SPVi LLC Note	$5,386	$5,472
Less allowance for expected credit losses	(4,556)	(4,556)
Loans receivable	$830	$916

Impairment

At each reporting date, the Company assesses whether loans receivable are credit impaired by applying the guidance in ASC 326. A financial asset is considered “credit impaired” when one or more events that have a detrimental impact on the estimated future cash flows of the financial asset have occurred. Credit impairment is based on observable data such as significant financial difficulty of the debtor and a breach of contract such as a default or being past due. During the three and six months ended June 30, 2025, the Company did not record additional allowance for expected credit losses related to its remaining loans receivable.

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

The following tables present an analysis of the credit quality of loans receivable, together with impairment losses recognized based on lifetime CECL reserves:

	As of June 30, 2025
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,386	$(4,556)	$830
Net loans receivable	$5,386	$(4,556)	$830

	As of December 31, 2024
Nature of collateral	Gross amounts	Loan losses	Net
Security interest in assets of counterparty	$5,472	$(4,556)	$916
Net loans receivable	$5,472	$(4,556)	$916

10.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

Accounts payable and accrued liabilities	June 30, 2025	December 31, 2024
Accounts payable	$48,307	$45,731
Accrued payroll	704	1,103
Other current payables/liabilities(1)	20	39
Total accounts payable and accrued liabilities	$49,031	$46,873

_____________

(1)Includes accrued freight, health and benefit plan payable, and sales tax payable.

All dollar amounts expressed in thousands, except per share amounts

Supplier Guaranty

On January 28, 2024, the Company and its subsidiaries JJ LP, Baker, CAC, Jimmy Jang Holdings, Inc. (“JJH”), JJ Blocker Co. (“JJB”), SFNY, Sea Hunter Therapeutics, LLC (“SEA”), Standard Farms Ohio, Standard Farms PA, SH Finance Company, LLC (“SF Finance”), and Jupiter (collectively with the Company, JJ LP, Baker, CAC, JJH, JJB, SFNY, SEA, Standard Farms OH, Standard Farms PA, SF Finance, the “Guarantors”) and Shenzhen Smoore Technology Limited (“Smoore Technology”) and each of its affiliates that sells products to Jupiter and the Company (the “Buyers”) from time to time (collectively, the “Secured Party”) entered into: (i) a Debt and Security Agreement in favor of the Secured Party (the “Debt and Security Agreement”); (ii) a Guaranty in favor of the Secured Party (the “Guaranty”); (iii) a Side Letter (the “Side Letter”); (iv) a Trademark Security Agreement in favor of the Secured Party; and (v) an Equity Pledge Agreement in favor of the Secured Party (collectively, the “Smoore Agreements”).

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

On July 19, 2024, the Guarantors entered into an amended side letter (the “Amended Side Letter”) with the Secured Party. Under the Amended Side Letter, the Guarantors agree to reduce the outstanding balance of all Accounts to $31,000 as of September 29, 2024; $29,000, as of December 30, 2024; $27,000, as of March 29, 2025; $25,000, as of June 29, 2025; and $15,000, as of June 30, 2025 (the “Reduction Plan”). The amounts owed accrue interest at rates ranging from 5.0% to 10.0%, dependent upon the date of the invoices, how long such invoices have remained outstanding, and other criteria. The Company incurred related interest expense of $682 and $1,421 for the three and six months ended June 30, 2025, with accrued unpaid interest of $1,877 at June 30, 2025, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The amounts due under the Smoore Agreements are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

11. Notes Payable

Notes payable and debt issuance costs are as follows:

Notes Payable	June 30, 2025	December 31, 2024
Revolving Facility – Interest rate of 10.5% as of June 30, 2025, due on July 21, 2025 (1)	$1,587	$4,406
2023 Refinanced Notes – Interest rate of 25.0% per annum as of June 30, 2025, due on February 15, 2026 (2)	60,457	53,185
2023 New Notes – Interest rate of 24.0% per annum as of June 30, 2025, due on February 15, 2027 (2)	14,713	13,057
Employee Retention Credit note and other loans and borrowings	632	3,594
2024 Standard Farms Loan	10,468	2,101
2024 Standard Farms Loan, Derivative Features	—	1,700
Total debt	87,857	78,043
Less: Debt discount and debt issuance costs	(7,793)	(5,956)
Less: Current portion of notes payable	(66,542)	(28,336)
Total debt, net of discount, net of current portion	$13,522	$43,751

_____________

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

All dollar amounts expressed in thousands, except per share amounts

Revolving Facility

During the six months ended June 30, 2025, the Company drew proceeds of $21,606 and made principal and interest payments of $24,735 on its Revolving Facility. On October 3, 2024, the Company entered into an amendment with the lender through its subsidiary Jupiter to amend certain terms in the debt agreement, which included reducing the borrowing capacity of the Revolving Facility from $12,500 to $6,000.

The Company paid $39 and $101 for lender fees during the three months ended June 30, 2025 and 2024, respectively. The Company paid $80 and $174 for lender fees during the six months ended June 30, 2025 and 2024, respectively.

2023 Refinanced Notes

The 2023 Refinanced Notes include the remaining $38,000 in aggregate principal from the 2019 Junior Notes. The 2023 Refinanced Notes mature on February 15, 2026, and bear interest at the greater of 16% or the prime rate plus 8.5% payable monthly. The interest rate is subject to an increase by 1% annually if the aggregate principal amount outstanding under the 2023 Refinanced Notes is greater than $30,000 on the first anniversary or greater than $22,000 on the second anniversary of the Effective Date. On February 15, 2024, the base interest rate increased from 17.0% to 18.0%, as the aggregate principal amount was greater than $30,000 on that date. As of June 30, 2025, the Company used a default rate of 25.0% to accrue interest on the 2023 Refinanced Notes due to this noncompliance. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8% default interest rate, and the 1% annual increase pursuant to the NPA Amendment, as the principal balance was more than $30,000 as of the first anniversary of the Effective Date. During the six months ended June 30, 2025, compounded interest of $7,272 was added to the principal balance and no principal payments were made.

As part of the 2023 Refinanced Notes, the Company recognized a debt discount of $7,106. This amount included $5,106 related to the fair value of warrants issued to each Note Holder (the “Debt Modification Warrants”), and $2,000 in fees owed to the Note Holders. During the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $1,000 and an amortization adjustment of $250, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $1,898 and $284, respectively. These amortization amounts are included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $3,417 as of June 30, 2025.

2023 New Notes

The 2023 New Notes issued included aggregate principal of $8,260 due to the Note Holders, with a maturity date of February 15, 2027. The 2023 New Notes bear interest at the greater of 16% or the prime rate plus 8.5% payable quarterly. During the six months ended June 30, 2025 and 2024, compounded interest of $1,657 and $1,355 was added to the principal balance, respectively, and no principal payments were made.

Employee Retention Credit Note

During August 2023, the Company filed a claim with the Internal Revenue Service (“IRS”) for employee retention credits (“ERC”) totaling $3,615. To accelerate access to the ERC funds, the Company signed an agreement with 1861 Acquisition LLC (“1861 Acquisition”). 1861 Acquisition advanced cash of $3,594 to the Company, which included $619 for fees charged by 1861 Acquisition. The Company expected the IRS to approve or deny its claim within the next 12 months. During the six months ended June 30, 2025, the Company received approval and refunds from the IRS in the amount of $3,493. Of this amount, $528 represented accumulated interest and was passed through to 1861 Acquisition. The remaining $2,965 settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations and comprehensive loss. Upon approval and payment of the remaining claim, the Company will settle the outstanding balance in cash to 1861 Acquisition. In the event the claim is denied in part or in total, the Company is required to pay the outstanding balance upon the denial.

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

The Retail Location opened on February 14, 2025, which resolved the contingent interest feature and resulted in the derecognition of the embedded derivative. During the six months ended June 30, 2025, the Company drew an additional $2,819 on the 2024 Standard Farms Loan for buildout of the Retail Locations and recognized an additional debt discount of $2,392. Of this amount, $642 was related to lender fees, and $1,750 represents above market interest. For the three and six months ended June 30, 2025 amortization expense related to the total debt discount was $198 and $317, respectively, which is included in interest expense on the condensed consolidated statements of operations and comprehensive loss. The balance net of amortization was $4,376 as of June 30, 2025.

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

All dollar amounts expressed in thousands, except per share amounts

Future principal payments due and interest accrued as of June 30, 2025 were as follows:

Year ended December 31,	Amount
Remainder of 2025	$632
2026	39,587
2027	14,404
Total principal payments	54,623
Add: Accrued interest	33,234
Total	$87,857

12. Leases

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$663	$660	$1,316	$1,319
Finance lease cost:
Amortization of lease assets	149	102	282	204
Interest on lease liabilities	144	13	244	28
Finance lease costs	293	115	526	232
Total lease cost	$956	$775	$1,842	$1,551

The following table provides the weighted average discount rates and weighted average remaining lease terms for the Company’s leases:

	June 30, 2025	December 31, 2024
Operating leases
Weighted average discount rate	19.3%	19.3%
Weighted average remaining lease term	12.51 years	13.17 years
Finance leases
Weighted average discount rate	15.3%	8.0%
Weighted average remaining lease term	19.67 years	0.50 years

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

The Company determined that control of the White Haven Facility transferred to the buyer, resulting in a sale of the White Haven Facility. The Company received cash proceeds of $15,000 and recognized a right-of-use (“ROU”) asset of $11,974 and an operating lease liability of $11,880 upon closing the transaction. The effective interest rate on the operating lease liability is 19.33%. The Company recorded a gain on the sale leaseback of $8,401, which is included in gain on sale of assets on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, the balance of the operating lease liability associated with this transaction was $12,187.

All dollar amounts expressed in thousands, except per share amounts

Future minimum lease payments under the Company’s non-cancellable leases as of June 30, 2025 are as follows:

Year ended December 31,	Finance	Operating
Remainder of 2025	$255	$1,209
2026	524	2,472
2027	539	2,435
2028	556	2,476
2029	572	2,538
2030 and thereafter	11,114	23,113
Total undiscounted lease liabilities	13,560	34,243
Interest or discount on lease liabilities	(9,767)	(21,881)
Total present value of minimum lease payments	3,793	12,362
Lease liability - current portion	—	(110)
Lease liability	$3,793	$12,252

13. Shareholders' Equity (Deficit)

LP Units of JJ LP

The limited partnership units (“LP Units”) of JJ LP, a subsidiary of the Company, are exchangeable for one common share at any time per request of the owner of the LP Units and are not saleable or transferable without the Company’s authorization. During each of the six months ended June 30, 2025 and 2024, there were no LP Units of JJ LP converted to common shares. As of each of June 30, 2025 and December 31, 2024, 43,821,379 LP Units of JJ LP were issued and outstanding.

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

The following table summarizes the warrants that remain outstanding as of June 30, 2025:

	Exercise	Number of
Security issued	Price (CAD$)	Warrants	Expiration Date
Debt modification warrants	0.09	91,999,901	February 15, 2030
		91,999,901

There was no warrant activity during the six months ended June 30, 2025.

All dollar amounts expressed in thousands, except per share amounts

Share-based Compensation

Under the Amended and Restated 2018 Stock and Incentive Plan (the “2018 Plan”), the Company has reserved 60,000,000 common shares to be issued as awards to employees, management, directors and consultants of the Company, as designated by the Company’s board of directors (the “Board”) or the compensation committee of the Board. “Award” is defined in the 2018 Plan to include options, stock appreciation rights, restricted stocks, restricted stock units, performance stock units, dividend equivalents and stock-based awards. As of June 30, 2025, 16,728,529 common shares are available for issuance under the 2018 Plan.

Restricted Stock Units (“RSUs”)

A summary of the status of the RSUs outstanding is as follows:

	Number of	Weighted Average
RSUs	RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	715,252	$0.03
Vested	(68,683)	0.03
Forfeited	(148,349)	0.03
Unvested as of June 30, 2025	498,220	$0.03

During the three months ended June 30, 2025 and 2024, the Company recorded $1 of share-based compensation benefit and $23 of share-based compensation expense, respectively, relating to RSUs. During the six months ended June 30, 2025 and 2024, the Company recorded $1 and $71 of share-based compensation expense, respectively.

As of June 30, 2025, there was $4 of remaining RSU expense to be recognized over the weighted average remaining period of 0.94 years.

Share Options

A summary of the status of the share options outstanding is as follows:

	Share Options	Weighted	Weighted Average
	Common	Average	Remaining Contractual
Share options	Shares	Exercise Price	Life (yrs)
Balance as of December 31, 2024	26,693,855	$0.12	8.78
Forfeited	(243,281)	0.43	—
Balance as of June 30, 2025	26,450,574	$0.12	8.31

For the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $16 and $3, respectively, related to these options. For the six months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $79 and $20, respectively, related to these options.

On September 29, 2024, the Company entered into an independent director compensation agreement that approved the issuance of 27,878,788 options to four members of the Board, with each member granted 6,969,697 share options. These options were issued at a weighted-average grant date fair value of $0.0143. Share-based compensation expense of $21 and $84 was recognized related to these options during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, 20,909,091 options vested, with each Board member receiving 6,969,697 options. Additionally, one of the grantees departed the Board, resulting in forfeiture of 5,227,273 options. As of June 30, 2025, all options had vested or been forfeited and there is no remaining expense to be recognized.

All dollar amounts expressed in thousands, except per share amounts

The following table summarizes the share options that remain outstanding as of June 30, 2025:

	Number of	Exercise		Options
Security issuable	Share Options	Price	Expiration Date	Exercisable
Legacy employees	190,000	$ 1.58-1.58	June 28, 2028	190,000
2020 employee grant	3,666,066	$ 0.30-0.48	June 25, 2030 - December 1, 2030	3,636,083
Other employee grants	22,594,508	$ 0.02-3.96	February 14, 2029 - September 29, 2034	22,594,508
Total	26,450,574			26,420,591

Performance Stock Units (“PSUs”)

During the six months ended June 30, 2025, 700,000 PSUs were forfeited, and there were no PSUs outstanding as of June 30, 2025.

As there was no PSU activity during the six months ended June 30, 2025, no share-based compensation expense was recognized for this period. During the three and six months ended June 30, 2024, the Company recorded share-base compensation benefit of $3 and share-based compensation expense of $39 relating to PSUs.

On September 26, 2023, the Company entered into an employment agreement with Tim Conder, the Company’s Chief Executive Officer (“CEO”) (the “CEO Agreement”) pursuant to which Mr. Conder serves as the CEO of the Company. Under the terms of the CEO Agreement, Mr. Conder received an equity grant of 2,000,000 PSUs under the 2018 Plan of which up to 1,000,000 PSUs would vest upon the Board’s approval of whether metrics set forth in the CEO Agreement had been achieved as of December 31, 2023. On April 19, 2024, the Board determined that two-thirds of the metrics set forth in the CEO Agreement had been achieved as of December 31, 2023 and Mr. Conder is entitled to 666,666 PSUs. On April 19, 2024, the Company also entered into a side letter with Mr. Conder pursuant to which Mr. Conder agreed that the 666,666 PSUs would vest on June 30, 2024. These PSUs vested per the side letter on June 30, 2024. The remaining 700,000 options were forfeited during the six months ended June 30, 2025.

As of June 30, 2025, all PSU awards granted containing market conditions have expired and there is no remaining expense to be recognized.

14. Loss Per Share

The following is a calculation of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss per share	2025	2024	2025	2024
Net loss from continuing operations	$(9,151)	$(16,550)	$(18,413)	$(23,209)
Weighted-average number of shares and units outstanding - basic and diluted	391,277,156	388,483,846	391,264,093	387,103,846
Loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)

All dollar amounts expressed in thousands, except per share amounts

Diluted loss per share for each of the three and six months ended June 30, 2025 and 2024 is the same as basic loss per share as the issuance of shares on exercise of warrants and share options is anti-dilutive.

15. Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(9,062)	$(10,385)	$(18,180)	$(18,624)
Income tax expense	(89)	(6,165)	(233)	(4,585)
Effective tax rate	(1%)	(59%)	(1%)	(25%)

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

The Company has recorded uncertain tax liabilities related to the positions taken and expected to be taken on the company’s federal income tax returns for the periods ending December 31, 2024 and 2023. The Company has received legal opinions and analysis related to these positions. The balance of the uncertain tax liabilities as of June 30, 2025 and December 31, 2024 is $1,875 and $1,219, respectively. For the three months ended June 30, 2025 and 2024, the Company reflected uncertain tax positions tax expense of approximately $89 and $0, respectively, related to a potential liability under Section 280E of the IRC. For the six months ended June 30, 2025 and 2024, the Company reflected uncertain tax positions tax expense of approximately $656 and $0, respectively, related to a potential liability under Section 280E of the IRC.

16.     Related Party Transactions

On February 15, 2023, the Company refinanced a payable due to Mark Scatterday, a former director of the Company, through an affiliated entity, Mak One LLP (“Mak One”) as part of its 2023 Refinanced Notes. As of June 30, 2025, the balance of the payable was $29,926, which is included in notes payable in the condensed consolidated balance sheet as of June 30, 2025. The payable bears interest at 25.0% as of June 30, 2025 and is due on February 15, 2026. The portion of the old note included in accounts payable and accrued liabilities was reclassified as part of the 2023 New Notes entered into on February 15, 2023 and is now included in notes payable with a balance of $7,283 on the condensed consolidated balance sheet as of June 30, 2025. This payable bears interest at 24.0% as of June 30, 2025 and is due on February 15, 2027. As of June 30, 2025, the Company had paid $2,604 and zero in interest to Mak One on the 2023 Refinanced Notes and the 2023 New Notes, respectively.

See Note 11 — Notes Payable for additional information regarding the 2023 Refinanced Notes and 2023 New Notes, including calculation of the interest rates for each note as of June 30, 2025.

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

On December 16, 2024, S.K, D.C. and D.G. (the “Indirect Named Plaintiffs”) filed a complaint in the United States District Court for the Northern District of California against Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Indirect Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. On March 7, 2025, the Indirect Named Plaintiffs filed a First Amended Complaint adding Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited as defendants. Defendants filed a Motion to Dismiss the First Amended Complaint on June 27, 2025, and Indirect Named Plaintiffs subsequently sought leave to file a second amended complaint, which the Court granted. Indirect Named Plaintiffs filed their Second Amended Complaint on July 16, 2025, and Defendants moved to dismiss the Second Amended Complaint on July 30, 2025.

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated direct purchaser plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

On April 10, 2025, Redbud Roots Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of direct purchaser similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

On April 17, 2025, Summit Industrial Solutions LLC (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated direct purchaser plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

Earth’s Healing, Redbud Roots, and Summit Industrial (“Direct Named Plaintiffs”) sought to consolidate the direct purchaser cases, which the Court entered on May 19, 2025. The Court related the SK Indirect Named Plaintiff case to the Direct Named Plaintiffs’ cases on May 16, 2025.

On May 30, 2025, the Direct Named Plaintiffs filed a Consolidated Amended Complaint, which asserted claims under federal and state antitrust and unfair competition laws.

On June 27, 2025, Defendants moved to dismiss the Direct Named Plaintiffs’ Consolidated Amended Complaint.

All dollar amounts expressed in thousands, except per share amounts

On June 27, 2025, M.M. (“M.M. Named Plaintiff”) filed a complaint in the United States District Court for the District of Nevada against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the M.M. Named Plaintiff alleges, on behalf of a class of similarly-situated indirect purchaser plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited.

On June 28, 2025, H.H. (“H.H. Named Plaintiff”) filed a complaint in the United States District Court for the District of Arizona against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the H.H. Named Plaintiff alleges, on behalf of a class of indirect purchaser similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint after the Court ruled Plaintiff could not proceed anonymously.

The foregoing complaints seek unspecified damages and an award of costs and expenses. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

18. Reportable Segments and Revenue

The Company operates in two reportable segments: (i) cannabis segment (Santé Veritas Holdings, Inc. or “SVH”), Standard Farms PA, Baker, and JJ Blocker, and (ii) accessories (Jupiter). The cannabis segment includes production, cultivation, extraction and sale of cannabis products and accessories including the manufacturing and distribution of electronic, non-nicotine (i.e., cannabis) devices and systems. The accessories segment includes distribution of vapor cartridges and accessory products.

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

The following tables present the operating results of the Company’s segments:

	Three Months Ended June 30, 2025
	Cannabis	Accessories	Corporate	Total
Revenue	$2,841	$7,715	$—	$10,556
Inter-segment revenue	—	(70)	—	(70)
Net revenue	$2,841	$7,645	$—	$10,486
Cost of goods sold	2,930	5,736	—	8,666
Wages and benefits	505	992	887	2,384
Professional fees	42	274	587	903
Depreciation and amortization	358	1,961	—	2,319
Interest expense	727	809	6,060	7,596
Other segment (income) expenses	(1,280)	1,421	(2,372)	(2,231)
Net loss from continuing operations	(441)	(3,548)	(5,162)	(9,151)
Net loss from discontinued operations	(2,911)	—	—	(2,911)
Net loss	$(3,352)	$(3,548)	$(5,162)	$(12,062)

All dollar amounts expressed in thousands, except per share amounts

	Three Months Ended June 30, 2024
	Cannabis	Accessories	Corporate	Total
Revenue	$3,306	$16,310	$—	$19,616
Inter-segment revenue	—	(637)	—	(637)
Net revenue	$3,306	$15,673	$—	$18,979
Cost of goods sold	2,479	12,914	—	15,393
Wages and benefits	359	1,308	1,502	3,169
Professional fees	57	97	1,101	1,255
Depreciation and amortization	262	3,212	—	3,474
Impairment loss	5	—	—	5
Interest expense	144	654	4,579	5,377
Other segment (income) expenses	7,786	1,211	(2,141)	6,856
Net loss from continuing operations	(7,786)	(3,723)	(5,041)	(16,550)
Net loss from discontinued operations	(19,397)	—	—	(19,397)
Net loss	$(27,183)	$(3,723)	$(5,041)	$(35,947)

	Six Months Ended June 30, 2025
	Cannabis	Accessories	Corporate	Total
Revenue	$5,642	$22,001	$—	$27,643
Inter-segment revenue	—	(226)	—	(226)
Net revenue	$5,642	$21,775	$—	$27,417
Cost of goods sold	6,250	16,327	—	22,577
Wages and benefits	941	1,971	1,925	4,837
Professional fees	93	467	1,267	1,827
Depreciation and amortization	676	3,923	—	4,599
Interest expense	1,150	1,715	10,833	13,698
Other segment (income) expenses	(1,593)	3,718	(3,833)	(1,708)
Net loss from continuing operations	(1,875)	(6,346)	(10,192)	(18,413)
Net loss from discontinued operations	(6,889)	—	—	(6,889)
Net loss	$(8,764)	$(6,346)	$(10,192)	$(25,302)

	Six Months Ended June 30, 2024
	Cannabis	Accessories	Corporate	Total
Revenue	$6,122	$43,171	$—	$49,293
Inter-segment revenue	—	(383)	—	(383)
Net revenue	$6,122	$42,788	$—	$48,910
Cost of goods sold	4,874	35,028	—	39,902
Wages and benefits	717	2,577	2,879	6,173
Professional fees	123	330	2,108	2,561
Depreciation and amortization	523	6,432	—	6,955
Impairment loss	5	—	—	5
Interest expense	166	1,580	8,306	10,052
Other segment (income) expenses	7,279	3,149	(3,957)	6,471
Net loss from continuing operations	(7,565)	(6,308)	(9,336)	(23,209)
Net loss from discontinued operations	(22,389)	—	—	(22,389)
Net loss	$(29,954)	$(6,308)	$(9,336)	$(45,598)

All dollar amounts expressed in thousands, except per share amounts

Geographic Areas

The following table presents financial information relating to geographic areas in which the Company operated for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	US	Canada	Other	Total
Revenue	$9,890	$550	$46	$10,486
Gross profit	1,686	113	21	1,820

	Three Months Ended June 30, 2024
	US	Canada	Other	Total
Revenue	$16,806	$2,142	$31	$18,979
Gross profit	3,081	484	21	3,586

	Six Months Ended June 30, 2025
	US	Canada	Other	Total
Revenue	$25,718	$1,568	$131	$27,417
Gross profit	4,459	321	60	4,840

	Six Months Ended June 30, 2024
	US	Canada	Other	Total
Revenue	$42,589	$6,281	$40	$48,910
Gross profit	7,380	1,607	21	9,008

19. Subsequent Events

Standard Farms PA Management Services Agreement

On July 30, 2025, Standard Farms PA entered into a Management Services Agreement (the “MSA”) with MariMed Advisors, Inc., a Delaware corporation (the “Manager”).

Under the MSA, the Manager will provide comprehensive management services to Standard Farms PA’s medical marijuana operations while Standard Farms PA will remain the permit holder of record. The Manager is tasked with overseeing budgeting, financial planning, compliance with applicable laws, and maintaining quality management programs. The Manager is also responsible for advising on accounting, managing business bank accounts, and ensuring compliance with tax and licensing requirements.

The Manager will receive a management fee of 12.5% of the gross revenue, payable monthly, with provisions for deferring payment, if necessary. The MSA includes standard representations, warranties, and indemnification provisions.  The MSA is set for an initial term of four years commencing September 1, 2025, with automatic renewals unless terminated.

Litigation

On July 2, 2025 , B.Z. (“B.Z. Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of Illinois against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). In the complaint, the B.Z. Named Plaintiff alleges, on behalf of a class of similarly-situated indirect purchaser plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint.

All dollar amounts expressed in thousands, except per share amounts

On July 3, 2025, Plaintiff Martin Rukeyser (“Rukeyser Named Plaintiff”) filed a complaint in the United States District Court for the Southern District of Florida against the Defendants. In the complaint, the Rukeyser Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint.

On July 29, 2025, Plaintiff B.Z. filed a Motion for Transfer pursuant to 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation, seeking centralization of the S.K., B.Z., M.M., and Rukeyser actions in the Northern District of Illinois.

All dollar amounts expressed in thousands, except per share amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains statements that are forward-looking. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” identified in this Quarterly Report on Form 10-Q. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”). Unless otherwise indicated or the context otherwise requires, references herein to “we,” “us,” “our,” and the “Company” refers to TILT Holdings Inc., and its subsidiaries.

All dollar amounts presented in this MD&A are presented in thousands of U.S. dollars (“USD$”, “$”, or “US$”), except per share amounts, unless otherwise indicated.

Overview

The Company was incorporated under the laws of Nevada pursuant to NRS Chapter 78 on June 22, 2018. The Company was continued under the Business Corporations Act (British Columbia) pursuant to a Certificate of Continuance dated November 14, 2018. The Company’s head office is located in Scottsdale, Arizona and its registered office is located in Vancouver, British Columbia.

The Company operates through two business divisions: Inhalation Technology and Cannabis. The Inhalation Technology division encompasses Jupiter Research LLC (“Jupiter”), through which the Company sells vape and accessory products and services to regulated markets across North America, South America, Israel and the European Union. The Cannabis division includes operations in Massachusetts at Commonwealth Alternative Care (“CAC”), in Pennsylvania at Standard Farms LLC (“Standard Farms PA”) and in Ohio at Standard Farms Ohio, LLC (“Standard Farms OH”).

Through Standard Farms PA, the Company has a fully permitted integrated cultivation and manufacturing facility specializing in high-quality medical cannabis products such as vape cartridges, flower, capsules, oil syringes and tinctures, all of which are sold via wholesale to Pennsylvania customers throughout the Commonwealth. The Company additionally holds a permit for a medical marijuana dispensary.

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

On January 28, 2025, the Company entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of CAC’s dispensaries located in Taunton and Brockton, Massachusetts. Additionally, during the three months ended June 30, 2025, the Company determined that the wholesale-related operations of CAC and Standard Farms OH met the criteria to be classified as held for sale and that the strategic shift would have a major effect on its operations and financial results. As such, the results of the Retail Disposal Group and the Wholesale Disposal Group are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented. See Note 4 – Assets Held for Sale and Discontinued Operations for additional information.

All dollar amounts expressed in thousands, except per share amounts

Significant Developments in the Quarter

The Company is not aware of any significant developments during the three months ended June 30, 2025 that require recognition or disclosure that have not been discussed or disclosed elsewhere in this report.

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

Results of Operations

The Company reports the results of operations of its affiliates and subsidiaries from the date that control commences, either through the purchase of the business or control through a management agreement. The following selected financial information includes only the results of continuing operations, unless otherwise noted, after the Company established control of affiliates and subsidiaries. Accordingly, the information included below may not be representative of the results of operations of such affiliates or subsidiaries had their results of operations been included for the entire reporting period.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024
Revenues, net	$10,486	$18,979
Cost of goods sold	(8,666)	(15,393)
Gross profit	1,820	3,586
Operating loss	(5,007)	(5,946)
Total other expense	(4,055)	(4,439)
Loss from operations before income tax	(9,062)	(10,385)
Net loss from continuing operations	(9,151)	(16,550)

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

All dollar amounts expressed in thousands, except per share amounts

Revenue for the three months ended June 30, 2025 was $10,486, down from $18,979 for the three months ended June 30, 2024, reflecting a year-over-year decrease of $8,493 or 45%. The decrease was mainly attributable to Jupiter which saw revenue decrease $8,028 or 51% year-over-year, driven primarily by lower sales volume related to the temporary transition of certain customers to a direct invoicing model with Jupiter’s primary supplier, decreasing revenue from those customers while they are on the commission structure. Additionally, the cannabis division decreased revenue by $465 or 14% year-over-year, primarily driven by price compression, though sales volume increased.

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

Cost of goods sold for the three months ended June 30, 2025 was $8,666, down from $15,393 for the three months ended June 30, 2024 reflecting a year-over-year decrease of $6,727 or 44%, mainly attributable to the sales volume decline at Jupiter described above, partially offset by increased cost of goods sold in the cannabis division primarily due to sales volume growth in certain lower margin categories.

Gross profit reflects revenue less production costs primarily consisting of labor, materials, rent and facilities, supplies, overhead, and amortization on production equipment, shipping, packaging and other expenses required to grow and manufacture cannabis products. Gross margin represents gross profit as a percentage of revenue.

The Company’s gross profit for the three months ended June 30, 2025 was $1,820, down from $3,586 for the three months ended June 30, 2024, which reflects a year-over-year decrease of $1,766 or 49%. The decrease in gross profit was mainly driven by the decreased sales volume at Jupiter, and price compression and a shift in product mix in the cannabis division. Gross margin was 17% and 19% for the three months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was primarily driven by the price compression and change in product mix in the cannabis division partially offset by margin expansion at Jupiter, mainly driven by the transition of certain customers to a commission structure.

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

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Wages and benefits	$2,384	$3,169
General and administrative	2,075	2,730
Sales and marketing	34	131
Share-based compensation expense	15	23
Depreciation and amortization	2,319	3,474
Impairment loss	—	5
Total operating expenses	$6,827	$9,532

All dollar amounts expressed in thousands, except per share amounts

Total operating expenses for the three months ended June 30, 2025 were $6,827, a decrease of $2,705 or 28% year-over-year from $9,532 for the three months ended June 30, 2024. The decrease was primarily driven by the Company’s cost reduction strategies which lead to decreases in wages and benefits and general and administrative expense mainly due to reduced headcount and a reduction in 3rd party services, respectively. Additionally, depreciation and amortization expense decreased mainly due to the impairment of intangible assets at December 31, 2024, leading to lower amortization expense during the current period.

Impairment Losses

Impairment losses for the three months ended June 30, 2024 were $5. There were no impairment losses recognized during the three months ended June 30, 2025.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Interest income	$—	$1
Other income	2,385	937
Loss on foreign currency exchange	(4)	—
Gain on termination of lease	1,160	—
Interest expense	(7,596)	(5,377)
Total other expense	$(4,055)	$(4,439)

Other expense for the three months ended June 30, 2025 was $4,055, a decrease of $384 from other expense of $4,439 for the three months ended June 30, 2024, primarily due to the increase in other income driven mainly by the receipt of refunds from the IRS related to previously filed claims for ERC. See Note 11 — Notes Payable for further details. Additionally, there was an increase in the gain on termination of lease in connection with the closure of the Company’s former dispensary in Cambridge, Massachusetts. Partially offsetting the foregoing, interest expense increased from the prior year period driven mainly by compounding interest on certain debt and interest related to the 2024 Standard Farms Loan.

Income Tax Expense

As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code under which the Company is only allowed to deduct expenses directly related to the cost of production. As such, the effective tax rate can be highly variable and may not correlate to pre-tax income or loss.

Income tax expense for the three months ended June 30, 2025 was $89, a decrease of $6,076 from income tax expense of $6,165 for the three months ended June 30, 2024. The decrease was mainly due to the prior year’s deferred tax valuation allowance adjustments. See Note 15 — Income Taxes for further details.

Net Loss from Continuing Operations

The Company recorded a net loss of $9,151 for the three months ended June 30, 2025 compared to net loss of $16,550 for the three months ended June 30, 2024, for a decrease in net loss of $7,399 primarily driven by the $6,076 decrease in income tax expense, the $2,705 decrease in operating expense, and the $384 decrease in other expense, partially offset by the $1,766 decrease in gross profit.

All dollar amounts expressed in thousands, except per share amounts

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024
Revenues, net	$27,417	$48,910
Cost of goods sold	(22,577)	(39,902)
Gross profit	4,840	9,008
Operating loss	(9,555)	(10,071)
Total other expense	(8,625)	(8,553)
Loss from operations before income tax	(18,180)	(18,624)
Net loss from continuing operations	(18,413)	(23,209)

Revenue

Revenue for the six months ended June 30, 2025 was $27,417, down from $48,910 for the six months ended June 30, 2024, reflecting a year-over-year decrease of $21,493 or 44%. The decrease was mainly attributable to Jupiter which saw revenue decrease $21,013 or 49% year-over-year, mainly driven by lower sales volume related to the temporary transition of certain customers to a direct invoicing model with Jupiter’s primary supplier, decreasing revenue from those customers while they are on the commission structure. Additionally, the cannabis division decreased revenue by $480 or 8% year-over-year, primarily driven by price compression, though sales volume increased year-over-year.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

Cost of goods sold for the six months ended June 30, 2025 was $22,577, down from $39,902 for the six months ended June 30, 2024 reflecting a year-over-year decrease of $17,325 or 43%, mainly attributable to the sales volume decline at Jupiter described above. This was partially offset by an increase in cost of goods sold in the cannabis division driven primarily by increased sales volume and higher expenses related to inventory adjustments for excess and obsolete products.

The Company’s gross profit for the six months ended June 30, 2025 was $4,840, down from $9,008 for the six months ended June 30, 2024, which reflects a year-over-year decrease of $4,168 or 46%. The decrease in gross profit was mainly driven by the decreased sales volume at Jupiter and the price compression and increased cost of goods in the cannabis division. Gross margin was 18% for each of the six months ended June 30, 2025 and 2024.

Total Operating Expenses

The following is a summary of the Company’s operating expenses derived from the condensed consolidated financial statements of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Wages and benefits	$4,837	$6,173
General and administrative	4,808	5,606
Sales and marketing	70	210
Share-based compensation expense	81	130
Depreciation and amortization	4,599	6,955
Impairment loss	—	5
Total operating expenses	$14,395	$19,079

All dollar amounts expressed in thousands, except per share amounts

Total operating expenses for the six months ended June 30, 2025 were $14,395, a decrease of $4,684 or 25% year-over-year from $19,079 for the six months ended June 30, 2024. The decrease was primarily driven by the Company’s cost reduction strategies which lead to decreases in wages and benefits and general and administrative expense mainly due to reduced headcount and a reduction in 3rd party services, respectively. Additionally, depreciation and amortization expense decreased mainly due to the impairment of intangible assets at December 31, 2024, leading to lower amortization expense during the current period.

Impairment Losses

Impairment losses for the six months ended June 30, 2024 were $5. There were no impairment losses recognized during the six months ended June 30, 2025.

Total Other Expense

The following is a summary of the Company’s total other expense derived from the consolidated financial statements of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Interest income	$—	$2
Other income	3,916	1,502
Unrealized loss on investment	—	(1)
Loss on foreign currency exchange	(3)	(4)
Gain on termination of lease	1,160	—
Interest expense	(13,698)	(10,052)
Total other expense	$(8,625)	$(8,553)

Other expense for the six months ended June 30, 2025 was $8,625, an increase of $72 from other expense of $8,553 for the six months ended June 30, 2024, primarily due to the increase in interest expense which was driven mainly by compounding interest on certain debt as well as interest related to the 2024 Standard Farms Loan. Partially offsetting the foregoing, other income increased, mainly due to the receipt of refunds from the IRS related to previously filed claims for ERC (See Note 11 — Notes Payable for further details), and gain on termination of lease increased in connection with the closure of the Company’s former dispensary in Cambridge, Massachusetts.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 was $233, a decrease of $4,352 from income tax expense of $4,585 for the six months ended June 30, 2024. The decrease was mainly due to the prior year’s deferred tax valuation allowance adjustments. See Note 15 — Income Taxes for further details.

Net Loss from Continuing Operations

The Company recorded net loss of $18,413 for the six months ended June 30, 2025 compared to net loss of $23,209 for the six months ended June 30, 2024, for a decrease in net loss of $4,796 primarily driven by the $4,684 decrease in operating expense, the $4,352 decrease in income tax expense, and the $72 decrease in other expense, partially offset by the $4,168 decrease in gross profit.

Liquidity and Capital Resources

The Company closely monitors and manages its capital resources to assess the liquidity required to fund fixed asset capital expenditures and operations.

All dollar amounts expressed in thousands, except per share amounts

Liquidity and Going Concern

The Company’s balance of cash and cash equivalents was $772 as of June 30, 2025 compared to $1,643 as of December 31, 2024. The Company requires cash to: (i) fund operating expenses, working capital requirements, including accounts payable and accrued liabilities, and outlays for strategic acquisitions and investments, (ii) service debt, including principal and interest; (iii) conduct research and development; and (iv) incur capital expenditures.

The Company has experienced operating losses since its inception and may continue to incur losses in the development of its business. The Company incurred a comprehensive loss of $25,300 during the six months ended June 30, 2025 and has an accumulated deficit of $1,151,059 as of June 30, 2025. Additionally, as of June 30, 2025, the Company had negative working capital of $93,881 compared to negative working capital of $46,627 as of December 31, 2024. The decrease in working capital was primarily driven by an increase in notes payable due in the next 12 months, a decrease in trade receivables mainly due to lower revenue, and a decrease in inventories.

In 2024, the Company announced a strategic review, whereby it planned to divest of its plant-touching assets. On January 28, 2025, CAC entered into an asset purchase agreement with In Good Health, Inc. for the sale of substantially all the assets and assumption of certain liabilities of the Retail Disposal Group. The purchase price for the assets is $2,000 plus the assumption of certain liabilities, and the sale is expected to be completed within the next 12 months. During the three months ended June 30, 2025, the Company determined that the sale of the Wholesale Disposal Group would have a major effect on its operations and financial results. The results of the Disposal Groups are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities of the discontinued operations have been reflected as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. See Note 4 — Assets Held for Sale and Discontinued Operations for additional information.

On May 2, 2024, Standard Farms PA entered into the 2024 Standard Farms Loan. Proceeds from the 2024 Standard Farms Loan were to be used for the construction of dispensaries obtained via a permit issued from the Department of Health, Bureau of Medical Marijuana, of the Commonwealth. The Standard Farms PA permit allows the construction and operation of the Retail Locations. The 2024 Standard Farms Loan will mature on December 31, 2027, and initially bore interest at 20%. On May 2, 2024, the Company drew $3,000 in proceeds on the 2024 Standard Farms Loan, $1,700 of which was allocated to a contingent interest derivative, and recognized a debt discount of $784. Subsequent to May 2, 2024, the Company drew an additional $3,144 in proceeds on this loan. Proceeds from the 2024 Standard Farms Loan were utilized for the initial setup and operation of the Retail Locations. On the Location Opening Date, Standard Farms PA opened a Retail Location and completed its first commercial sale in the Commonwealth, triggering an automatic increase in the interest rate to 30%, derecognition of the $1,700 contingent interest derivative, and recognition of a debt discount for the same amount. See Note 11 — Notes Payable for additional information.

On October 3, 2024, the Company entered into the Revolving Facility Amendment through its subsidiary Jupiter. The Revolving Facility Amendment updated the required fixed charge coverage ratio financial covenant, the minimum monthly charge paid to the lender, and the inventory availability amount. The Revolving Facility Amendment also reduced the borrowing capacity from $12,500 to $6,000.

As of June 30, 2025, the Company continued to apply the default rate of 25.0% to accrue interest on the refinancing of $38,000 of secured promissory notes issued originally under the 2019 Junior Notes NPA (the “2023 Refinanced Notes”) due to continued noncompliance with financial covenants. The 25.0% interest rate represents the prime rate of 7.5% plus 8.5%, the 8.0% default interest rate, and the 1% annual increase pursuant to the first amendment (the “NPA Amendment”) to its existing junior secured note purchase agreement (the “2019 Junior Notes NPA”), as the principal balance was more than $30,000 as of February 15, 2024, which was the first anniversary of the date the Company entered into the NPA Amendment (the “Effective Date”). The private placement secured promissory notes issued pursuant to the NPA Amendment (the “2023 New Notes”) remain at the default interest rate of 24.0%.

The Company’s operating plans for the next 12 months include (i) increasing revenue growth from the sale of existing products and the introduction of new products; (ii) reducing production and operational costs as a result of efficiencies or divestitures in cannabis operations; (iii) reducing supply chain costs; (iv) reducing and delaying overhead and other certain

All dollar amounts expressed in thousands, except per share amounts expenditures; (v) obtaining other financings or completing other strategic transactions as necessary; and (vi) deferring principal and interest payments on the notes payable.

The Company believes that successfully implementing these operating plans will help to mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs for the 12 months following the issuance of these condensed consolidated financial statements.

However, the interest payments under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Refinanced Notes and the 2023 New Notes (collectively, the “2023 Notes”) the Note Holders have not provided the requisite notice of an event of default. The Company is currently negotiating with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution. See Note 11 — Notes Payable for additional information.

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

Cash Flows

The following table presents the Company’s net cash inflows and outflows for continuing operations from the condensed consolidated financial statements for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in) operating activities - continuing operations	$4,385	$(2,117)
Cash used in investing activities - continuing operations	(2,033)	(13)
Cash (used in) provided by financing activities - continuing operations	(3,224)	1,773
Effect of foreign exchange on cash and cash equivalents	2	(7)
Net changes in cash and cash equivalents	$(870)	$(364)

For the six months ended June 30, 2025, cash was provided by (used in):

●	Operating activities: $4,385. The cash flow from operating activities for the six months ended June 30, 2025 increased $6,502 as compared to cash used in operating activities of $2,117 for the six months ended June 30, 2024, mainly driven by the receipt of refunds from the IRS related to previously filed claims for ERC. See Note 11 — Notes Payable for further details.
●	Investing activities: ($2,033). The cash flow from investing activities for the six months ended June 30, 2025 decreased $2,020 from cash used in investing activities of $13 for the six months ended June 30, 2024. The decrease was mainly related to the buildout of the Standard Farms PA Retail Location during the three months ended March 31, 2025. See Note 11 — Notes Payable.
●	Financing activities: ($3,224). The cash flow from financing activities for the six months ended June 30, 2025 decreased $4,997 as compared to cash provided by financing activities of $1,773 for the six months ended June 30, 2024. The decrease was mainly driven by repayments made on the Employee Retention Credit Note (See Note 11 — Notes Payable) and reducing the balance of the Revolving Facility.

All dollar amounts expressed in thousands, except per share amounts

Critical Accounting Estimates

There were no significant changes in the Company’s significant accounting judgements and estimates during the six months ended June 30, 2025 from those previously disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

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

Regulation of Cannabis in the U.S. Federally

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. On May 16, 2024, the DEA, which has final jurisdiction over scheduling decisions, issued a proposed rule to move cannabis from Schedule I to Schedule III. However, the rescheduling process was indefinitely delayed on January 15, 2025, after allegations of bias and improper communication by the DEA prompted an administrative ruling that halted proceedings pending further action by the agency. On April 10, 2025, the DEA’s attorneys submitted a joint status update that indicated the proceedings remained stalled.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Interim

All dollar amounts expressed in thousands, except per share amounts

CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 16, 2024, S.K, D.C. and D.G. (the “Indirect Named Plaintiffs”) filed a complaint in the United States District Court for the Northern District of California against Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Indirect Named Plaintiffs allege, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. On March 7, 2025, the Indirect Named Plaintiffs filed a First Amended Complaint adding Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited as defendants. Defendants filed a Motion to Dismiss the First Amended Complaint on June 27, 2025, and Indirect Named Plaintiffs subsequently sought leave to file a second amended complaint, which the Court granted. Indirect Named Plaintiffs filed their Second Amended Complaint on July 16, 2025, and Defendants moved to dismiss the Second Amended Complaint on July 30, 2025.

On February 11, 2025, Earth’s Healing Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated direct purchaser plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

On April 10, 2025, Redbud Roots Inc. (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of direct purchaser similarly-situated plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

On April 17, 2025, Summit Industrial Solutions LLC (the “Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of California against Shenzhen Smoore Technology Co. Ltd, Jupiter Research, LLC (“Jupiter”), 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the “Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Named Plaintiff alleges, on behalf of a class of similarly-situated direct purchaser plaintiffs, that the Defendants violated federal antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems.

Earth’s Healing, Redbud Roots, and Summit Industrial (“Direct Named Plaintiffs”) sought to consolidate the direct purchaser cases, which the Court entered on May 19, 2025. The Court related the SK Indirect Named Plaintiff case to the Direct Named Plaintiffs’ cases on May 16, 2025.

On May 30, 2025, the Direct Named Plaintiffs filed a Consolidated Amended Complaint, which asserted claims under federal and state antitrust and unfair competition laws.

On June 27, 2025, Defendants moved to dismiss the Direct Named Plaintiffs’ Consolidated Amended Complaint.

All dollar amounts expressed in thousands, except per share amounts

On June 27, 2025, M.M. (“M.M. Named Plaintiff”) filed a complaint in the United States District Court for the District of Nevada against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the M.M. Named Plaintiff alleges, on behalf of a class of similarly-situated indirect purchaser plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited.

On June 28, 2025, H.H. (“H.H. Named Plaintiff”) filed a complaint in the United States District Court for the District of Arizona against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the H.H. Named Plaintiff alleges, on behalf of a class of indirect purchaser similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint after the Court ruled Plaintiff could not proceed anonymously.

On July 2, 2025 , B.Z. (“B.Z. Named Plaintiff”) filed a complaint in the United States District Court for the Northern District of Illinois against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the B.Z. Named Plaintiff alleges, on behalf of a class of similarly-situated indirect purchaser plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint.

On July 3, 2025, Plaintiff Martin Rukeyser (“Rukeyser Named Plaintiff”) filed a complaint in the United States District Court for the Southern District of Florida against Shenzhen Smoore Technology Company, Ltd., Smoore International Holdings Limited, Jupiter, 3Win Corporation, CB Solutions Inc. and Greenlane Holdings, Inc. (collectively, the Defendants”). Jupiter is a wholly owned subsidiary of the Company. In the complaint, the Rukeyser Named Plaintiff alleges, on behalf of a class of similarly-situated plaintiffs, that the Defendants violated federal and state antitrust statutes through the sale and distribution of closed cannabis oil vaporizing systems produced by Shenzhen Smoore Technology Company, Limited and Smoore International Holdings Limited. The Plaintiffs voluntarily dismissed their complaint.

On July 29, 2025, Plaintiff B.Z. filed a Motion for Transfer pursuant to 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation, seeking centralization of the S.K., B.Z., M.M., and Rukeyser actions in the Northern District of Illinois.

The foregoing complaints seek unspecified damages and an award of costs and expenses. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

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

Management has concluded, and the report of our auditors included in our Annual Report on Form 10-K reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this filing. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our common shares and our ability to raise new capital or enter into partnerships. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

During the second quarter of 2023, a primary supplier significantly changed the payment terms of the Company’s trade payable. This was an unexpected event impacting short-term liquidity, therefore, the Company secured additional financing through the 2023 Bridge Notes to satisfy the transition of the new payment terms and provide working capital for the business. However, the issuance of the 2023 Bridge Notes caused the Company to obtain a waiver of financial covenant defaults expected to occur on the 2023 Refinanced Notes. As a result of the waiver, the Company had to pay default interest rates on its 2023 Refinanced Notes and 2023 New Notes, which resulted in an increase from 16.5% as of March 31, 2023 to 25.0% as of June 30, 2023. As of December 31, 2024, the Company continued to apply the default rate of 25.0% and 24.0% to accrue interest on the 2023 Refinanced Notes and 2023 New Notes, respectively, due to continued noncompliance with financial covenants. See Note 11 — Notes Payable for additional information. The interest payments required under these rates will constrain the Company’s liquidity while these rates remain in effect. While, as of the date of this filing, the Company is not in compliance with certain payment obligations and covenants under the 2023 Notes, the Note Holders have not provided the requisite notice of an event of default under these notes. We are currently negotiating with the Note Holders to address such non-compliance. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

All dollar amounts expressed in thousands, except per share amounts

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1

Management Services Agreement dated July 30, 2025, by and among Standard Farms LLC and MariMed Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2025)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: August 14, 2025	TILT HOLDINGS INC.

	By:	/s/ Tim Conder
Tim Conder
Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ Brad Hoch
Brad Hoch
Interim Chief Financial Officer (Principal Financial Officer)